Form 10QSB
period 2001-06-30
E DEAL NET INC
filed 2001-10-02
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to ______.


Commission file number: 333-52040


                                e.Deal.Net, Inc.
             (Exact name of registrant as specified in its charter)


                   Nevada                                    98-0195748
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


                          1628 West 1st Ave., Suite 214
                   Vancouver, British Columbia, Canada V6J 1G1
               (Address of principal executive offices (zip code))


                                 (604) 659-5024
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
      Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                                                           Outstanding at
             Class                                         June 30, 2001
             -----                                         -------------
Common Stock, par value $0.0001                              5,340,000
                                e.DEAL.NET, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                              PAGE
                                                                                               NO.
PART 1           FINANCIAL INFORMATION

  ITEM 1         Condensed Financial Statements:
                   Balance Sheets as of June 30, 2001 (Unaudited) and
                     March 30, 2001                                                             2

                   Unaudited Statements of Operations for the three months ended
                     June 30, 2001 and 2000 and for the period from
                        November 6, 1998 (Date of Inception) to June 30, 2001                   3

                 Unaudited Statements of Cash Flows for the three months ended
                   June 30, 2001 and 2000 and for the period from
                       November 6, 1998 (Date of Inception) to June 30, 2001                    4

                 Notes to Financial Statements                                                  5

  ITEM 2         Management's discussion and analysis of financial condition and results of operations

PART II          OTHER INFORMATION

                                 e.DEAL.NET, INC

                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                      June 30,         March 31,
                                                        2001             2001
                                                      --------         --------
                                                    (Unaudited)


ASSETS

Current Assets:
  Cash                                                $ 25,338         $ 10,447
  Prepaid expenses                                          --            2,681
                                                      --------         --------
               Total current assets                     25,338           13,128

Property and Equipment                                   2,546            2,711

Other Assets                                             2,631            2,631
                                                      --------         --------

TOTAL ASSETS                                          $ 30,515         $ 18,470
                                                      ========         ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                    $  2,571         $  8,553
  Accrued expenses                                     114,422           75,365
  Note payable, related party                          100,000           40,000
                                                      --------         --------

               Total current liabilities               216,993          123,918
                                                      --------         --------

STOCKHOLDERS' DEFICIENCY:
  Common stock                                           5,340            5,340
  Additional paid-in-capital                            84,660           84,660
  Deficit accumulated during the development staGe    (276,478)        (195,448)
                                                      --------         --------

               Total Stockholders' Deficiency         (186,478)        (105,448)
                                                      --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $ 30,515         $ 18,470
                                                      ========         ========


                  See notes to condensed financial statements.

                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                 For the           For the        For the Period
                                                               Three Months     Three Months     November 6, 1998
                                                                  Ended             Ended         (Inception) To
                                                              June 31, 2001     June 30, 2000      June 30, 2001
                                                              -------------     -------------      -------------

DEVELOPMENT STAGE REVENUE                                       $    --           $    --            $    --

DEVELOPMENT STAGE EXPENSES:


Professional fees                                                30,772               250             112,643
Payroll and payroll related expenses                             28,177                --              76,127
Management fees                                                   8,000                                54,418
Rent                                                              8,044                --              18,768
Depreciation and amortization                                       165                --               1,519
Other development stage expenses                                  4,162                69              16,900
                                                                -------           -------            --------
              Total Development Stage Expenses                   79,320               319             280,375
                                                                -------           -------            --------
  Loss from operations                                          (79,320)             (319)           (280,375)
                                                                -------           -------            --------

OTHER INCOME (EXPENSE):
  Interest income                                                    --             1,034               5,972
  Interest expense                                               (1,710)               --              (2,075)
                                                                -------           -------            --------
                                                                 (1,710)            1,034               3,897
                                                                -------           -------            --------
NET LOSS                                                        (81,030)             715             (276,478)
                                                                =======           =======            ========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                             $ (0.02)          $    --            $  (0.05)
                                                                =======           =======            ========


                  See notes to condensed financial statements.

                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          For the          For the        For the Period
                                                                        Three Months    Three Months     November 6, 1998
                                                                           Ended            Ended         (Inception) To
                                                                       June 30, 2001    June 30, 2000     June 30, 2001
                                                                       -------------    -------------    ----------------
Cash Flows from Operating Activities:
  Net income (loss)                                                     $   (81,030)     $    715            (276,478)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used) in operating activities:
        Depreciation and amortization                                           165            --                 740
        Common stock issued for management services                              --            --               5,000
        Changes in operating assets and liabilities:
           Decrease in security deposits                                         --            --              (2,631)
           Decrease in prepaid expenses                                       2,681            --                  --
           Increase in accounts payable and accrued expenses                 33,075            --             116,993
                                                                        -----------      --------          ----------
              Net cash provided by (used) in operating activities           (45,109)          715            (156,376)
                                                                        -----------      --------          ----------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                             --        (3,286)             (3,286)
                                                                        -----------      --------          ----------
             Net cash used in investing activities                               --        (3,286)             (3,286)
                                                                        -----------      --------          ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                                         --            --              85,000
  Proceeds from loans from related parties                                   60,000            --             100,000
                                                                        -----------      --------          ----------
              Net cash provided by financing activities                      60,000            --             185,000
                                                                        -----------      --------          ----------

Net Increase (Decrease) in Cash                                              14,891        (2,571)             25,338

Cash, Beginning                                                              10,447        80,738                  --
                                                                        -----------      --------          ----------

Cash, Ending                                                            $    25,338      $ 78,167          $   25,338
                                                                        ===========      ========          ==========

SUPPLEMENTAL DISCLOSURE:

  Interest paid during the period                                       $        --      $     --          $       --
                                                                        ===========      ========          ==========
  Income taxes paid during the period                                   $        --      $     --          $       --
                                                                        ===========      ========          ==========


                  See notes to condensed financial statements.

                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 -  BASIS OF PRESENTATION

          The condensed balance sheet as of June 30, 2001, the condensed statements of operations for the three months ended June 30, 2001 and 2000 and the period from November 6, 1998 (date of inception) to June 30, 2001, and the condensed statements of cash flows for the three months ended June 30, 2001 and 2000 and the period from November 6, 1998 (date of inception) to June 30, 2001 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented, have been made.

          Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's March 31, 2001 Form SB-2. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

          Certain reclassifications were made to the statements of operations for the three months ended June 30, 2000 and the period from November 6, 1998 (date of inception) to June 30, 2001 to conform to the June 30, 2001 presentation.


NOTE 2 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

          e.Deal's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. During the three months ended June 30, 2001, the Company has focused its efforts in the development of its online auto auction site at www.edealnet, and to locate and acquire additional working capital. The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of e.Deal as a going concern. As shown in the financial statements, development stage losses from November 6, 1998 (inception) to June 30, 2001 amounted to $276,478. e.Deal's cash flow requirements during this period have been primarily met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If e.Deal is unable to generate profits, or unable to obtain additional
                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 2 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS
          (Continued)

          funds for its working capital needs, it may have to cease operations.

          e.Deal intends to meet its long-term liquidity needs through available cash as well as through additional financing from outside sources. During the three months ended June 30, 2001, the Company borrowed $60,000 from its President and CEO. The Company is also in the process of receiving clearance from the Securities and Exchanges commission to raise up to $500,000 to meet it's long-term objectives. If the Company faces any delays in receiving clearance from the SEC, it plans to establish a line of credit through its bank or any other financial source.

          The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should e.Deal be unable to continue as a going concern. e.Deal's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital, and to ultimately attain profitability.


NOTE 3 -  NOTE PAYABLE - RELATED PARTY

          On February 14, 2001, e.Deal executed a $40,000 note payable with Herdev S. Rayat (Mr. "Rayat"), president and related party. The note bears interest at a rate of 7.25% per annum. The entire principal and related accrued interest is due and payable on demand.

          On April 24, 2001, e.Deal executed a note payable to Mr. Rayat in the principal sum of $40,000 at a rate of 7.25% per annum. The entire principal amount and accrued interest is due and payable on demand.

          On June 8, 2001, eDeal executed a note payable to Mr. Rayat in the principal sum of $20,000 at a rate of 7.25% per annum. The entire principal amount and accrued interest is due and payable on demand.

          Accrued interest amounted to $1,710 as of June 30, 2001.


NOTE  4 - NET INCOME (LOSS) PER COMMON SHARE

          The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2001 and 2000, and for the period from November 6, 1998 (date of inception) to June 30, 2001.

                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE  4 - NET INCOME (LOSS) PER COMMON SHARE (Continued)

                                                                  For the Three        For the Three     From November 6, 1998
                                                                  Months Ended         Months Ended      (Period of Inception)
                                                                  June 30, 2001        June 30, 2000        To June 30, 2001
                                                                  -------------        -------------       -----------------

                 Numerator for basic and diluted Income
                 (loss) per share - Net
                    Income (loss)                                   $  (81,030)         $        715        $     (276,478)
                                                                  ============         =============       ===============

                 Denominator for basic and diluted Income
                 (Loss) per Share -
                   Weighted average shares                           5,340,000             5,340,000             5,320,310
                                                                  ============         =============       ===============

                 Basic and diluted net income (loss)
                   per common share                                $      (.02)         $         --        $         (.05)
                                                                  ============         =============       ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a analysis of our results of operations and our liquidity and capital resources. To the extent that such analysis contains statements that are not of historical nature, such statements are forward-looking statements, which involve risk and uncertainties.

Overview

     During the three months ended June 30, 2001, we have focused all of our efforts in the development of our online auto auction site at www.edeal.net, and completion of our registration statement filed with the Securities and Exchange Commission.

Results of Operations

     We generated no revenues for the three months ended June 30, 2001 and for the same period in 2000 For the next twelve to eighteen months, the company expects to generate minimal if any, revenue due to the early development stage of its operations.

     We incurred development stage expenses of $79,320 during the three months ended June 30, 2001, as compared to $319 for the same period in 2000, an increase of approximately $79,000. This increase was primarily due to professional fees of $30,772, payroll and related expenses of $28,177, management fees of $8,000, rent of $8,044 and other development stage expenses of approximately $4,100, as the Company continue to develop its operations. To date, we have incurred approximately $280,000 in development stage expenses.

Liquidity and Capital Resources

     Net cash used in operating activities was $45,109 for the three months ended June 30, 2001, as compared to $715 of cash provided by operating activities for the three months ended June 30, 2000. The increase in net cash used in operating activities is primarily due to our web site development and support personnel, including professional fees.

     We had no cash flows from investing activities in the three months ended June 30, 2001, as compared to $3,286 of cash used in investing activities in the three months ended June 30, 2000 in connection with the purchase of equipment.

     Net cash provided by financing activities amounted to $60,000 during the three months ended June 30, 2001, as compared to $0 during the three months ended June 30, 2000. The cash provided by financing activities came from a loan from our President and CEO who to date, has loaned a total of $100,000 to us.

Accumulated Deficit and Management Plan

     As of June 30, 2001, deficit accumulated during the development stage amounted to $276,478. Our cash flow requirements from November 6, 1998 (date of inception) to date have been primarily met by contributions of capital and debt financing.

     Our future funding requirements will depend on numerous factors, including the our ability to operate its business profitability in the future, recruit and train qualified management, technical and sales personnel, and our ability to compete against other, better capitalized companies that offer similar web based services.

     Until such time that we generate revenues from our operations, it intends to meet its liquidity needs through financing from outside sources. Our is in the process of raising additional funds up to $500,000 through a public offering pending regulatory approval. It is also seeking to establish a line of credit through its bank or any other financial source. There is no assurance that such additional funds will be available to us to finance its development on acceptable terms, if at all.

     The financial statements do not include any adjustments relating to the recoverability of the classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in-capital and to ultimately attain profitability.

Inflation

     In the opinion of management, inflation will not have a material effect on our operations.