Form 10QSB
period 2001-09-30
E DEAL NET INC
filed 2001-11-15
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                               Yes _X_     No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                                   Outstanding at
                                                      September 30, 2001

Common Stock, par value $0.0001                               5,340,000
                                e.DEAL.NET, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
PART I   FINANCIAL INFORMATION                                              NO.

ITEM 1   Condensed Financial Statements:                                    2
         Balance Sheets as of September 30, 2001 (Unaudited)
         And March 30, 2001

         Unaudited Statements of Operations for the three months            3
         ended September 30, 2001 and 2000

         Unaudited Statement of Operations for the six months               4
         ended September 30, 2001 and 2000 and for the period from November 6, 1998 (Date of Inception) to September 30, 2001

         Unaudited Statements of Cash Flows for the six months ended        5
         September 30, 2001and 2000 and for the period November 6, 1998
         (Date of Inception) to September 30, 2001

         Notes to Financial Statements                                      6

ITEM 2   Management's discussion and analysis of financial                  9
         condition and results of operations

PART II  OTHER INFORMATION

                  None

                  Signature                                                 12
                                 e.DEAL.NET, INC

                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS



                                                       September 30,   March 31,
                                                            2001         2001
                                                            ----         ----
                                                        (Unaudited)

ASSETS

Current Assets:
  Cash                                                   $  12,377    $  10,447
  Prepaid expenses                                              --        2,681
                                                         ---------    ---------
               Total current assets                         12,377       13,128

Property and Equipment                                       2,381        2,711

Other Assets                                                    --        2,631
                                                         ---------    ---------

TOTAL ASSETS                                             $  14,758    $  18,470
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                       $   2,665    $   8,553
  Accrued expenses                                         123,194       75,365
  Notes payable, related party                             110,000       40,000
                                                         ---------    ---------

               Total current liabilities                   235,859      123,918
                                                         ---------    ---------

STOCKHOLDERS' DEFICIENCY:
  Common stock                                               5,340        5,340
  Additional paid-in-capital                                84,660       84,660
  Deficit accumulated during the development stage        (311,101)    (195,448)
                                                         ---------    ---------

               Total Stockholders' Deficiency             (221,101)    (105,448)
                                                         ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $  14,758    $  18,470
                                                         =========    =========


                  See notes to condensed financial statements
                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                       For the        For the
                                                    Three Months   Three Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                        ----           ----


DEVELOPMENT STAGE REVENUE                            $     --        $    --

DEVELOPMENT STAGE EXPENSES:


Professional fees                                       7,289            451
Payroll and payroll related expenses                    9,409             --
Management fees                                         8,000             --
Rent                                                    5,363             --
Depreciation and amortization                             165            246
Other development stage expenses                        2,451          3,237
                                                     --------        -------
              Total Development Stage Expenses         32,677          3,934
                                                     --------        -------
  Loss from operations                                (32,677)        (3,934)
                                                     --------        -------

OTHER INCOME (EXPENSE):
  Interest income                                          --          1,026
  Interest expense                                     (1,946)            --
                                                     --------        -------
                                                       (1,946)         1,026
                                                     --------        -------
NET LOSS                                              (34,623)        (2,908)
                                                     ========        =======

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                  $  (0.01)       $    --
                                                     ========        =======


                  See notes to condensed financial statements
                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                     For the           For the        For the Period
                                                    Six Months       Six Months      November 6, 1998
                                                      Ended             Ended         (Inception) To
                                                   September 30,     September 30,     September 30,
                                                       2001             2000               2001
                                                       ----             ----               ----


DEVELOPMENT STAGE REVENUE                           $      --          $    --           $      --

DEVELOPMENT STAGE EXPENSES:


Professional fees                                      38,061              701             119,932
Payroll and payroll related expenses                   37,586               --              85,536
Management fees                                        16,000               --              62,418
Rent                                                   13,407               --              24,131
Depreciation and amortization                             330              246               1,684
Other development stage expenses                        6,613            3,306              19,351
                                                    ---------          -------           ---------
              Total Development Stage Expenses        111,997            4,253             313,052
                                                    ---------          -------           ---------
  Loss from operations                               (111,997)          (4,253)           (313,052)
                                                    ---------          -------           ---------

OTHER INCOME (EXPENSE):
  Interest income                                          --            2,060               5,972
  Interest expense                                     (3,656)              --              (4,021)
                                                    ---------          -------           ---------
                                                       (3,656)           2,060               1,951
                                                    ---------          -------           ---------
NET LOSS                                             (115,653)          (2,193)           (311,101)
                                                    =========          =======           =========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                 $   (0.02)         $    --           $   (0.06)
                                                    =========          =======           =========


                  See notes to condensed financial statements
                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the          For the       For the Period
                                                                     Six Months      Six Months     November 6, 1998
                                                                       Ended            Ended        (Inception) To
                                                                    September 30,   September 30,     September 30,
                                                                        2001            2000              2001
                                                                        ----            ----              ----

Cash Flows from Operating Activities:
  Net Loss                                                            $(115,653)      $ (2,193)         (311,101)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                          330            246               905
     Common stock issued for management services                             --             --             5,000
     Changes in operating assets and liabilities:
      Decrease in security deposits                                       2,631             --                --
      Decrease in prepaid expenses                                        2,681             --                --
      Increase (decrease) in accounts payable and accrued expenses       41,941         (4,799)          125,859
                                                                      ---------       --------         ---------
         Net cash used in operating activities                          (68,070)        (6,746)         (179,337)
                                                                      ---------       --------         ---------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                         --         (3,286)           (3,286)
                                                                      ---------       --------         ---------
             Net cash used in investing activities                           --         (3,286)           (3,286)
                                                                      ---------       --------         ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                                     --             --            85,000
  Proceeds from loans from related parties                               70,000             --           110,000
                                                                      ---------       --------         ---------
              Net cash provided by financing activities                  70,000             --           195,000
                                                                      ---------       --------         ---------

Net Increase (Decrease) in Cash                                           1,930        (10,032)           12,377

Cash, Beginning                                                          10,447         80,738                --
                                                                      ---------       --------         ---------

Cash, Ending                                                          $  12,377       $ 70,706         $  12,377
                                                                      =========       ========         =========

SUPPLEMENTAL DISCLOSURE:

  Interest paid during the period                                     $      --       $     --         $      --
                                                                      =========       ========         =========
  Income taxes paid during the period                                 $      --       $     --         $      --
                                                                      =========       ========         =========


                             See notes to condensed
                              financial statements
                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

     The condensed balance sheet as of September 30, 2001, the condensed statements of operations for the three months and six months ended September 30, 2001 and 2000 and the period from November 6, 1998 (date of inception) to September 30, 2001, and the condensed statements of cash flows for the six months ended September 30, 2001 and 2000 and the period from November 6, 1998 (date of inception) to September 30, 2001 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's March 31, 2001 Form SB-2. The results of operations for the three months and six months periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications were made to the statements of operations for the three months and six months ended September 30, 2000 and the period from November 6, 1998 (date of inception) to September 30, 2001 to conform to the September 30, 2001 presentation.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     e.Deal's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. During the three months and six months ended September 30, 2001, the Company has focused its efforts in the development of its online auto auction site at www.edealnet, and to locate and acquire additional working capital.

     The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

     The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of e.Deal as a going concern. As shown in the financial statements, development stage losses from November 6, 1998 (inception) to September 30, 2001 amounted to $311,101. e.Deal's cash flow requirements during this period have been primarily met by contributions of capital and
                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (Continued)

     debt financing. No assurance can be given that these sources of financing will continue to be available. If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

     e.Deal intends to meet its long-term liquidity needs through available cash as well as through additional financing from outside sources. During the six months ended September 30, 2001, the Company borrowed $70,000 from its President and CEO. On July 25, 2001, the Company's SB-2 Registration Statement, as filed with the Securities and Exchange Commission, became effective pursuant to Section 8(a) of the Securities Act of 1993, as amended. The Company expects to raise up to $500,000 through a public offering to meet its long-term objectives. If the Company faces any delays in receiving clearance from the SEC, it plans to establish a line of credit through its bank or any other financial source.

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

     On July 27, 2001, eDeal executed a note payable to Mr. Rayat in the principal sum of $10,000 at a rate of 7.25% per annum. The entire principal amount and accrued interest is due and payable on demand.

     Accrued interest on the above notes amounted to $3,656 as of September 30, 2001.

                                e.DEAL.NET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

NOTE 4 - NET LOSS PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the three months and six months ended September 30, 2001 and 2000, and for the period from November 6, 1998 (date of inception) to September 30, 2001.

                                               For the Three   For the Three
                                                  Months          Months
                                                  Ended           Ended
                                               September 30,   September 30,
                                                   2001            2000
                                                   ----            ----

     Numerator for basic and diluted
      Loss per share - Net Loss                $    (34,623)   $    (2,908)
                                               ============    ===========

     Denominator for basic and diluted
      Loss per Share -
       Weighted average shares                    5,340,000      5,340,000
                                               ============    ===========

     Basic and diluted net loss
       per common share                        $      (0.01)   $        --
                                               ============    ===========


                                               For the Six    For the Six     From November 6,
                                                  Months         Months            1998
                                                  Ended          Ended      (Period of Inception)
                                               September 30,  September 30,   To September 30,
                                                   2001           2000             2001
                                                   ----           ----             ----

     Numerator for basic and diluted
      Loss per share - Net Loss                $   (115,653)   $    (2,193)    $  (311,101)
                                               ============    ===========     ===========

     Denominator for basic and diluted
      Loss per Share -
       Weighted average shares                    5,340,000      5,340,000       5,322,021
                                               ============    ===========     ===========

     Basic and diluted net loss
       per common share                        $      (0.02)   $        --     $     (0.06)
                                               ============    ===========     ===========

ITEM 2. MANAGEMENT'S DUSCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this discussion, the words "believe", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward-looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its auto auction subscriber base and opt-in email lists, market its services to potential clients and advertisers, the regulatory environment in which the Company operates, future acceptance of its services and other factors described in the Company's filings with Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports as filed with the Securities and Exchange Commission.

Overview

     We are developing an on-line auto auction web site to connect buyers and sellers of cars and trucks. Our web site is located at www.edeal.net. We will provide useful information to both buyer and seller on how to prepare a vehicle for sale, how to buy the right vehicle, used vehicle reviews, recall notices, new vehicle reviews, road test results, links to manufacturers, links to information sources, on-line maintance records, alert for service, forums, insurance and financing sources, shipping sources, appraisal sources, repair sources, parts finder service and many other automotive related ancillary services.

     We expect to generate revenues through a listing fee and percentage of selling price of each vehicle. The Company will also establish an affiliate marketing plan by offering incentives to its affiliates who refer each client who sells, buys a vehicle or service from our web site. Depending on traffic to its web site, the Company may generate additional revenues through advertising on its web site.

     The Company elected to move its sales and marketing office from Scottsdale, Arizona to Vancouver, B.C, in July 2001. Due to this move, management is of the opinion that the web site may not be completed by end of 2001. The Company is very optimistic that it will be completed and fully functional by January or February 2002. The Company became effective on July 25, 2001 for its SB-2 Registration Statement as filed with the Securities and Exchange Commission. The Company's management has also expended efforts towards raising additional capital through this prospectus offering for minimum of $250,000 or maximum of $500,000.

Results of Operations

Three Months Ended September 30, 2001

     We generated no revenues for the three months ended September 30, 2001, and for the same period in 2000. For the next twelve to eighteen months, the Company expects to generate minimal if any, revenue due to the early development stage of its operations.

     We incurred development stage expenses of $32,677 during the three months ended September 30, 2001, as compared to $3,934 for the same period in 2000, an increase of approximately $28,743. This increase was primarily due to increases in professional fees of $6,838, payroll and related expenses of $9,409, management fees of $8,000, rent of $5,363 offset by a increase in other development stage expenses of approximately $786, as the Company continues to develop its operations. To date, we have incurred approximately $311,101 in development stage expenses.

Six Months Ended September 30,2001

     We generated no revenues for six months ended September 30,2001 and for the same period in 2000.

     We incurred development stage expenses of $111,997 during the six months ended September 30, 2001, as compared to $4,253 for the same period in 2000, an increase of $107,744. This increase was primarily due to increases in professional fees of $37,360, payroll and related expenses of $37,586, management fees of $16,000, rent of $13,407 and other development stage expenses of $3,307, as the Company continues to develop its operations. To date, we have incurred $311,101 in development stage expenses.

Liquidity and Capital Resources

     Net cash used in operating activities was $68,070 for the six months ended September 30, 2001, as compared to $6,746 for the six months ended September 30, 2000. The increase in net cash used in operating activities is primarily due to our web site development, office expenses, support personnel and professional fees. We had no cash flows from investing activities in the six months ended September 30, 2001, as compared to $3,286 of cash used in investing activities in the six months ended September 30, 2000 in connection with the purchase of equipment.

     Net cash provided by financing activities amounted to $70,000 during the six months ended September 30, 2001, as compared to $195,000 during the six months ended September 30, 2000. The cash provided by financing activities came from loans from our President and CEO.

During the six months ended September 30, 2000, cash provided by financing activities came from loans from our President and CEO of $110,000 and proceeds from the issuance of common stock of $85,000.

Accumulated Deficit and Management Plan

     As of September 30, 2001, deficit accumulated during the development stage amounted to $311,101. Our cash flow requirements from November 6, 1998 (date of inception) to date have been primarily met by contributions of capital and debt financing.

     Our future funding requirements will depend on numerous factors, including our ability to operate our business profitably in the future, recruit and train qualified management, technical and sales personnel and our ability to compete against other better capitalized companies that offer similar Internet based services.

     Until such time that we generate revenues from our operations, we intend to meet our liquidity needs through financing from outside sources. Our immediate goal is to raise additional funds of up to $500,000 through a public offering. There is no assurance that we will be successful in raising the entire amount, due to recent events such as the September 11, 2001 terrorist attack on the US and the general economic climate.

     The financial statements do not include any adjustments relating to the recoverability of the classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain additional paid-in-capital and to ultimately attain profitability.

Inflation

     In the opinion of management, inflation will not have a material effect on our operations.

Signature Page


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     e.Deal.net, Inc.

                                                     /s/ Herdev S. Rayat
                                                     ---------------------------
                                                     Herdev S. Rayat
                                                     CEO and President

                                                     /s/ Arian Soheili
                                                     ---------------------------
                                                     Arian Soheili
                                                     Secretary, Treasurer and
                                                     Director

                                                     /s/ Harv Dhaliwal
                                                     ---------------------------
                                                     Harv Dhaliwal
                                                     Director