Form 10-Q
period 2001-12-31
E DEAL NET INC
filed 2002-02-19
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____to ______.


Commission file number:    333-52040

                                e.Deal.Net, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

           Nevada                                             98-0195748
           ------                                             ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                          1628 West 1st Ave., Suite 214
                   Vancouver, British Columbia, Canada V6J 1G1
                   -------------------------------------------
               (Address of principal executive offices (zip code))

                                 (604) 659-5024
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                      Class
                         Common Stock, par value $0.0001

                        Outstanding at December 31, 2001
                                   7,840,000
                                e.DEAL.NET, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                                                                              PAGE
                                                                                               NO.
                                                                                               ---
PART 1           FINANCIAL INFORMATION
ITEM 1           Condensed Financial Statements:
                   Balance Sheets as of December 31, 2001 (Unaudited) and
                     March 30, 2001                                                             2

                 Unaudited Statements of Operations for the Three months
                   and Nine months Ended December 31, 2001 and 2000
                   and for the period from November 6, 1998 (Date of                            3
                   Inception) to December 31, 2001

                 Unaudited Statements of Cash Flows for the Nine months
                   Ended December 31, 2001 and 2000 and for the period
                   from November 6, 1998 (Date of Inception) to December                        4
                   31, 2001

                 Notes to Financial Statements                                                  5-7

ITEM 2           Management's discussion and analysis of financial condition                    8-10
                   And results of operations

PART II          OTHER INFORMATION
                 (NONE)

                 Signature Page                                                                11




                                 e.DEAL.NET, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                       December 31,    March 31,
                                                                                       2001            2001
                                                                                       ----            ----
                                                                                       (Unaudited)
ASSETS

Current Assets:
  Cash                                                                                  $  215,133      $  10,447
  Prepaid expenses
                                                                                                 0          2,681
             Total current assets
                                                                                           215,133         13,128

Property and Equipment
                                                                                             2,215          2,711

Other Assets                                                                                     0
                                                                                                            2,631

TOTAL ASSETS                                                                            $  217,348      $  18,470

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
  Accounts payable                                                                      $    2,870      $   8,553
  Accrued expenses                                                                          89,209
                                                                                                           75,365
  Notes payable, related party
                                                                                           110,000         40,000

             Total current liabilities
                                                                                           202,079        123,918

STOCKHOLDERS EQUITY (DEFICIENCY):
  Common stock: $0.001 Par Value
                                                                                             7,840          5,340
  Additional paid-in-capital
                                                                                           332,160         84,660
  Deficit accumulated during the development stage
                                                                                          (324,731)      (195,448)

             Total Stockholders' Equity (Deficiency)                                        15,269       (105,448)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)
                                                                                        $  217,348      $  18,470

                  See notes to condensed financial statements.

                                 e.DEAL.NET, INC
                          (A DEVELOPMEN STAGE COMPANY)
                         CONDENSED STATEMENT OPERATIONS
                                   (Unaudited)

                                                   For the          For the           For the          For the       For the Period
                                                Three Months      Three Months      Nine Months      Nine Months    November 6, 1998
                                                    Ended            Ended             Ended            Ended        (Inception) To
                                                Dec. 31, 2001    Dec. 31, 2000     Dec. 31, 2001    Dec. 31, 2000     Dec.31, 2001
                                                -------------    -------------     -------------    -------------     ------------
DEVELOPMENT STAGE REVENUE                       $             0   $            0    $            0   $            0    $          0

DEVELOPMENT STAGE EXPENSES:

Professional fees                                         3,075           24,947            41,136           25,648         123,007

Payroll and payroll related expenses                          0           19,563            37,586           19,563          85,536

Management fees                                           8,000           24,000            24,000           24,000          70,418

Rent                                                          0            2,682            13,407            2,682          24,131

Depreciation and amortization                               165              164               495              410           1,849

Other development stage expenses                            892                              7,505            6,028          20,243
                                                                           2,722
        Total Development Stage expenses                 12,132                            124,129           78,331         325,184
                                                                          74,078
  Loss from operations                                  (12,132)                          (124,129)         (78,331)       (325,184)
                                                                         (74,078)

OTHER INCOME (EXPENSE):
  Interest income                                           496              393               496            2,453           6,468

  Interest expense                                                                          (5,650)
                                                         (1,994)               0                                  0          (6,015)
                                                                                            (5,154)           2,453             453
                                                         (1,498)             393
NET LOSS                                                (13,630)         (73,685)         (129,283)         (75,878)       (324,731)



NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                             $         (0.00)  $        (0.01)   $        (0.02)  $        (0.01)   $      (0.06)

 WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                        7,478,889        5,340,000         6,052,963        5,340,000       5,490,704


                  See notes to condensed financial statements.
                                        3
                                e.DEAL.NET, INC.
                          (A DEVELOPMET STAGE COMPANY)
                        CONDENSED STATEMNTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the          For the           For the Period
                                                                  Nine Months      Nine Months         November 6, 1998
                                                                     Ended            Ended           (Inception) To
                                                                 Dec. 31, 2001    Dec. 31, 2000        Dec. 31, 2001
                                                                 -------------    -------------        -------------
Cash Flows from Operating Activities:
  Net loss                                                          $  (129,283)      $  (75,878)           $ (324,731)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation and amortization                                        495              410
                                                                                                                  1,070
        Common stock issued for management services                                                               5,000
                                                                               0                0
        Changes in operating assets and liabilities:
        Decrease (increase) in prepaid expenses                                           (2,944)                     0
                                                                           2,681
        Decrease in security deposits                                      2,631                0                     0
        Increase in accounts payable & accrued expenses                   8,162           44,288                 92,080
         Net cash used in operating activities                                                                (226,581)
                                                                       (115,314)        (34,124)
Cash Flows from Investing Activities:
  Purchase of property and equipment                                                      (3,286)               (3,286)
                                                                              0
             Net cash used in investing                                                   (3,286)               (3,286)
activities                                                                    0
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock                                                                        335,000
                                                                         250,000               0
  Proceeds from loans from related parties                               70,000                                110,000
                                                                                               0
              Net cash provided by financing activities                 320,000                                445,000
                                                                                               0
Net Increase (Decrease) in Cash                                          204,686                                215,133
                                                                                         (37,410)
Cash, Beginning                                                          10,447           80,738
                                                                                                                     0
Cash, Ending                                                         $  215,133        $  43,328           $   215,133
SUPPLEMENTAL DISCLOSURE:
  Interest paid during the period                                    $        0        $       0           $         0
  Income taxes paid during the period                                $        0        $       0           $         0


                   See notes to condensed financial statements
                                        4
                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                December 31, 2001



NOTE 1 - BASIS OF PRESENTATION

     The condensed balance sheet as of December 31, 2001, the condensed statements of operations for the three months and nine months ended December 31, 2001 and 2000 and the period from November 6, 1998 (date of inception) to December 31, 2001, and the condensed statements of cash flows for the nine months ended December 31, 2001 and 2000 and the period from November 6, 1998 (date of inception) to December 31, 2001 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's March 31, 2001 Form SB-2. The results of operations for the three months and nine months periods ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

     Certain reclassifications were made to the statements of operations for the three months and nine months ended December 31, 2001 and the period from November 6, 1998 (date of inception) to December 31, 2001 to conform to the December 30, 2001 presentation.


NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     e.Deal's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. During the nine months ended December 31, 2001, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net, and to locate and acquire additional working capital. The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of e.Deal as a going concern.

     As shown in the financial statements, development stage losses from November 6, 1998 (date of inception) to December 31, 2001 amounted to $324,731. e.Deal's cash flow requirements during this period have been primarily met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.


     e.Deal intends to meet its long-term liquidity needs through available cash as well as through additional financing from outside sources. During the nine months ended December 31, 2001, the Company borrowed $70,000 from its President and CEO. On July 25, 2001, the Company's SB-2 registration statement, as filed with the Securities and Exchange Commission, became effective. The Company expected to raise up to $500,000 from a public offering and was able to raise the minimum amount of $250,000 in October 2001. Management will seek to raise additional capital to meet its sales and marketing objectives as set forth in the SB-2 filing.

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


NOTE 3 - NOTE PAYABLE - RELATED PARTY

     On February 14, 2001, e.Deal executed a $40,000 note payable to Herdev S. Rayat (Mr. "Rayat"), president and related party. The note bears interest at a rate of 7.25% per annum. The entire principal and related accrued interest is due and payable on demand.

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

     On July 27 2001, eDeal executed a note payable to Mr. Rayat in the principal sum of $10,000 at a rate of 7.25% per annum. The entire principal amount and accrued interest is due and payable on demand.

     Accrued interest amounted to $1,994 as of December 31, 2001.

NOTE 4 - SALE OF COMMON STOCK

     In October 2001, the Company sold 2,500,000 shares of common stock at $0.10 per share in a public offering, for net proceeds of $250,000. Each share came with a warrant to purchase one common share at $0.20 per share. The warrants are exercisable for a period of 36 months from the date of issuance.

NOTE 5 - NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net loss per common share for the three months and nine months ended December 31, 2001 and 2000, and for the period from November 6, 1998 (date of inception) to December 31, 2001.

                                                                  For The Nine         For The Nine         From November 6, 1998
                                                                  Months Ended         Months Ended         (Period of Inception)
                                                                  Dec. 31, 2001        Dec. 31, 2000        To Dec. 31, 2001
                                                                  -------------        -------------        ----------------
                 Numerator for basic and diluted Income
                 (loss) per share - Net
                    Income (loss)                                   $ (129,283)         $  (75,878)            $ (324,731)

                 Denominator for basic and diluted Income
                 (Loss) per Share -
                   Weighted average shares                           6,052,963           5,340,000               5,490,704

                 Basic and diluted net income (loss)
                   per common share                                $    (0.02)          $      (0,01)          $     (0.06)


                                                                  For The Three        For The Three
                                                                  Months Ended         Months Ended
                                                                  Dec. 31, 2001        Dec. 31, 2000
                                                                  -------------        -------------
                 Numerator for basic and diluted Income
                 (loss) per share - Net
                    Income (loss)                                   $ (13,630)          $  (73,685)

                 Denominator for basic and diluted Income
                 (Loss) per Share -
                   Weighted average shares                           7,478,889           5,340,000

                 Basic and diluted net income (loss)
                   per common share                                $    (0.00)          $      (0,01)


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

Overview
--------

We are developing an on-line auto auction web site, www.edeal.net, to connect buyers and sellers of cars and trucks. We will provide useful information to both buyer and seller on how to prepare a vehicle for sale, how to buy the right vehicle, used vehicle reviews, recall notices, new vehicle reviews, road test results, links to manufacturers and to information sources, on-line maintenance records, email alerts for service, educational forums, insurance and financing sources, shipping sources, appraisal sources, repair sources, parts finder service and many other automotive related ancillary services.

We expect to generate revenues primarily through listing fees and percentage of the selling price of each vehicle. The Company will also establish an affiliate marketing plan by offering incentives to its affiliates who refer clients who transact business through our web site. The Company also expects to generate minimal revenues through advertising on its web site.

The Company has been engaged in the development of its on-line auto auction site, www.edeal.net, which is expected to be operational during the second quarter of 2002, and in raising capital through an offering of securities under a registration statement under form SB-2 declared effective July 25, 2001. In October, 2001, the Company raised $250,000, which will be used for web site development costs, working capital, office and staffing costs, legal and consulting, and marketing. The Company expects to raise additional capital in order to further develop its business.

Results of Operations
---------------------


Revenues. The Company has generated zero revenues since inception. To date, the Company has not relied on revenues for funding. For the next twelve to twenty-four months, the Company expects to generate minimal, if any, revenues due to the early stage of its operations.

General and Administrative Expenses. During the three month period ended December 31, 2001 and 2000, the Company incurred $12,132 and $74,078 in general and administrative expenses, respectively. This decrease of $61,946 is primarily a result of decreased expenses incurred for rent, management fees and other expenses as a result of the Company reducing its staff and closing one location during the quarter. For the nine months period ended December 31, 2001 and 2000, the Company incurred $124,129 and $78,331 in general and administrative expenses, respectively. This increase of $45,798 is primarily a result of increased expenses incurred for professional fees, payroll fees and other operational expenses.

Interest Income. Interest income was $496 and $393 for the three-month period ended December 31, 2001 and 2000, respectively, and $496 and $2,453 for the nine-month period ended December 31, 2001 and 2000, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2001, the Company's accumulated deficit was $324,731 and as a result, there has been no provision for income taxes to date.


Liquidity and Capital Resources
-------------------------------

As at December 31, 2001, the Company had a cash balance of $215,133, compared to $43,328 as at December 31, 2000.

Net cash used by operating activities was $115,314 for the nine-month period ending December 31, 2001, compared to net cash used of $34,124 for the same period in 2000.The increase in net cash used in operating activities is primarily due to our web site development, office rent and expenses, support personnel and professional fees.

We had no cash flows from investing activities in the nine months ended December 31, 2001, as compared to $3,286 of cash used in investing activities in the nine months ended December 31, 2000 in connection with the purchase of equipment.

Net cash provided by financing activities amounted to $70,000 during the nine months ended December 31, 2001, as compared to zero during the nine months ended December 31, 2000. This loan was provided by the Company's President and CEO.

As of December 31, 2001, cash provided by financing activities came from loans from our President and CEO of $110,000 and proceeds from issuance of common stock of $335,000.

Plan of Operation
-----------------

For the next two quarters, the Company plans to continue developing its website, www.edeal.net to connect buyers and sellers of cars and trucks along with providing useful information on how to buy and sell their vehicles. The company does not expect to purchase any significant equipment, hire any additional employees, or incur significant research and development expenses. The Company has sufficient cash requirements to satisfy its cash needs over the next twelve months. However, the Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the ability to compete against other, better capitalized corporations who offer similar web based services. The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.


Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") issued the following SFAS's, none of which are expected to have a significant effect on the financial statements:

SFAS No. 138, an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities, effective for fiscal years beginning after June 15, 2000.

SFAS No. 141, "Business combinations," which requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001 or later.

SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is required to be applies starting with fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations," which discusses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

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