Form 10-K
period 2002-03-31
E DEAL NET INC
filed 2002-06-28
CIK 1081074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2002
                        Commission file number 333-52040

                                e.Deal.net, Inc.
                               ------------------
           (Name of small business issuer as specified in its charter)

        NEVADA                                           98-0195748
        -------                                          ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1628 West 1st Avenue, Vancouver, B.C., Canada                  V6J 1G1
---------------------------------------------                -----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (604) 659-5024


Securities registered under Section 12(b) of the Act:


Securities registered under Section 12(g) of the Act:

            Common Stock, $.001 par value, listed on the Pink Sheets
            --------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Revenues for last fiscal year were $0

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of March 31st, 2002: $284,000. Number of shares of Common Stock, $0.0001 par value, outstanding as of March 31st, 2002: 7,840,000.

                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                TABLE OF CONTENTS
PART I                                                                                 Page
Item  1. Description of Business                                                        3

Item  2. Description of Property                                                        5

Item  3. Legal Proceedings                                                              5

Item  4. Submissions of Matters to a Vote of Security Holders                           5

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                                 6

Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          6

Item  7. Financial Statements                                                           9

Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           25

PART III

Item  9. Directors and Executive Officers of the Registrant                             25

Item 10. Executive Compensation                                                         25

Item 11. Security Ownership of Certain Beneficial Owners and Management                 26

Item 12. Certain Relationships and Related Transactions                                 27

PART IV

Item 13. Signature page                                                                 28


PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. e.Deal.net , Inc., undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by e.Deal.net from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports.

                                   THE COMPANY

The Company was incorporated under the laws of the State of Nevada on November 6, 1998. The Company is developing an on-line auto auction site, www.edeal.net, to connect buyers and sellers of cars and trucks. We intend to provide useful information to both buyer and seller on how to prepare a vehicle for sale, how to buy the right vehicle, used vehicle reviews, new vehicle reviews, recall notices, road test results, links to manufacturers, information sources related to the automotive sector, on-line maintenance record, email reminder alerts for service, educational forums, insurance and financing sources, shipping information and sources, repair sources, parts locator service and information on many other automotive related services.

Employees
---------

At March 31st, 2002, the Company employed 1 full time and 1 part-time person. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. None of the Company's employees are represented by labor unions or other collective bargaining groups. The Company considers its relationship with its employees to be excellent.

Risk Factors of the Business
----------------------------

Lack of Operating History: Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services.

We have had limited revenues since inception: In 2002, we had revenues of $0. We have not been profitable, experiencing an accumulated loss of $339,989 through 2002. Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

Intense Competition: The market for our services is intensely competitive, constantly evolving and subject to rapid technological change. We expect the intensity of competition to increase in the future. Increased competition may result in price reductions, changes in our pricing model, reduced gross margins and loss of market share, any one of which could materially damage our business. Many of our competitors have more resources and broader and deeper customer access than we do. In addition, many of these competitors have or can readily obtain extensive knowledge of our industry. Our competitors may be able to respond more quickly than we can to new technologies or changes in Internet user preferences and devote greater resources than we can to the development, promotion and sale of their services. We may not be able to maintain our competitive position against current and future competitors, especially those with significantly greater resources.

Dependence On Key Personnel: We depend on the continued service of our senior management personnel. In particular, the loss of the services of Mr. Herdev S. Rayat, our President and Chief Executive Officer could cause us to incur increased operating expenses. We have a management agreement with Mr. Rayat for an indefinite period commencing January 1st, 2000. There are no other employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our key employees. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

Capacity Restraints: The satisfactory performance, reliability and availability of web services and network infrastructure are critical to our reputation and our ability to attract and retain customers. If our volume of traffic increases, we will need to expand and upgrade our technology and network infrastructure. We may not be able to accurately project the rate or timing of these increases, if any, in the use of our services or to expand or upgrade our systems and infrastructure in a timely manner to accommodate these increases.

Inability to Obtain Funding: We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We may require additional financing to further develop our business and to pursue other business opportunities. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues.

Adverse Effect of Shares Eligible for Future Sale: Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of outstanding warrants, could adversely affect the market price of our common stock. Substantially all of the outstanding shares of our common stock are freely tradable, without restriction or registration under the Securities Act, other than the sales volume reporting and transaction restrictions of Rule 144 applicable to shares held beneficially by persons who may be deemed to be affiliates. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of warrants will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease.

Potential Fluctuations in Quarterly Results: Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance

Intellectual Property: The Company relies on a combination of copyright law, trade secret protection, confidentiality agreements and other contractual arrangements to protect its rights to intellectual property. Theses measures, however, may be inadequate to deter misappropriation of proprietary information. Failure to adequately protect its intellectual property could harm the Company's brand, devalue its proprietary content and affect the Company's ability to compete effectively.

Environmental Matters: The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities. To date, there have been no expenses incurred by the Company related to environmental issues.

Government Regulation: The Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally.

ITEM 2:  PROPERTIES

The Company's office is located at 1628 West 1st Avenue, Suite 214, Vancouver, B.C., V6J-1G1. This office is 500 square feet and is rented for $500 per month, on a monthly basis, from Mr. Herdev S. Rayat, President and CEO of the Company.

ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2002.

PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
     MATTERS.

(a) Market Information

The Company's Common Stock is listed on the NASD Pink Sheet market reporting system under the symbol "EDAN." The following table sets forth the high and low closing prices for the periods indicated:

                                                                       High             Low
                                                                       ----             ---
Second Quarter 2000                                                    $  n/a           $  n/a
Third Quarter 2000                                                     $  n/a           $  n/a
Fourth Quarter 2000                                                    $  n/a           $  n/a
First Quarter 2001                                                     $  n/a           $  n/a
Second Quarter 2001                                                    $  n/a           $  n/a
Third Quarter 2001                                                     $  0.10          $  0.10
Fourth Quarter 2001                                                    $  0.09          $  0.09
First Quarter 2002                                                     $  0.15          $  0.10


(b) Holders

As at March 31st, 2002, there were approximately 89 registered stockholders of record of the Company's Common Stock.

(c) Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors of the Business", as well as discussed elsewhere herein.

OVERVIEW
--------

The Company is developing an on-line auto auction site, www.edeal.net, to connect buyers and sellers of cars and trucks. We intend to provide a wide range of useful information including, but not limited to, how to prepare a vehicle for sale, how to buy the right vehicle, used vehicle reviews, new vehicle reviews, recall notices, road test results, links to manufacturers, information sources related to the automotive sector, on-line maintenance record, email reminder alerts for service, educational forums, insurance and financing sources, shipping information and sources, repair sources, parts locator service and information on many other automotive related services.

RESULTS OF OPERATIONS
---------------------

Revenues. The Company did not generate revenues for the year ended March 31, 2002, nor for the year ended March 31, 2001.

Development Stage Expenses. During 2002, the Company incurred $138,139 in development stage expenses, a decrease of 20% over 2001 expenses of $173,881. This decrease is primarily attributed to a reduction in payroll, professional fees and operating expenses relating to the closing of our sales and marketing office in Scottsdale, AZ.

Interest Income. Interest income was $877 and $2,453 for the years ended March 31, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Interest Expenses. Interest expense increased from $365 in 2001 to $7,279 in 2002, as a result on the Company borrowing an additional $70,000 from its President during 2002.

Provision for Income Taxes. As at March 31, 2002, the Company's accumulated deficit was $339,989 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended March 31, 2002, the Company recorded a net loss of $144,541, or 0.02 per share, versus a net loss of $171,793, or $0.03 per share, for the same twelve month period ending March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2002, the Company had a cash balance of $198,816, compared to a cash balance of $10,447 at March 31, 2001. During 2002, the Company used $131,631 of net cash in operating activities, as compared to $107,005 of net cash used in 2001. This increase in net cash used in operating activities was due mainly to a decrease in accrued payroll and professional fees between the years.

Net cash flows used in investing activities was $0.00 for 2002, compared to net cash flows used of ($3,286) for 2001. The change in the net cash flows used in investing activities was due to no computer equipment being purchased during 2002.

Net cash flows provided by financing activities was $320,000 in 2002, compared to $40,000 in 2001. During 2001, the Company borrowed $40,000 from its President, as compared to $70,000 during 2002. In addition, during 2002, the Company sold common stock for net proceeds of $250,000, compared to $0 during 2001.

PLAN OF OPERATION
-----------------

The Company's principal source of liquidity is cash in the bank, and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $2,666 per month, which will result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its website, recruit and train qualified management, technical and marketing personnel and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors of the Business" for additional details.

RELATED PARTY TRANSACTIONS
--------------------------

During 2002 and 2001, the Company charged $32,000 and $32,000, respectively to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Accrued management fees as of March 31, 2002 amounted to $69,000. The Company has not converted any debt to equity for these services.

The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, B.C., V6J-1G1. These premises are owned by Mr. Herdev S. Rayat the Company's President and CEO. At present, the Company pays $500 rent per month.

As of March 31, 2002, the Company had borrowed $110,000 from its President and CEO.

GOING CONCERN
-------------

The Company has incurred net operating losses since inception. The Company faces all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, and uncertain revenue streams. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that might result from this uncertainty. The Company expects to incur losses as it expands its business and will require additional funding during 2002 and 2003. The satisfaction of our cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

ITEM 7: FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report...............................................................10

Balance Sheet at March 31, 2002 and 2001...................................................11

Statements of Operations for the years ended March 31, 2002 and 2001 and for the period from November 6, 1998 (inception) to March 31, 2002.................................12

Statements of Stockholders' Equity (deficit) for years ended March 31, 2002 and
2001 and for the period from November 6, 1998 (inception) to March 31,
2002.......................................................................................13

Statements of Cash Flows for the years ended March 31, 2002 and 2001 and for the period from November 6, 1998 (inception) to March 31, 2002.................................14

Notes to the Financial Statements..........................................................15-24


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors e.Deal.Net, Inc.
214-1628 W. 1st Avenue
Vancouver BC, Canada  V6J-1G1

We have audited the accompanying balance sheet of e.Deal.Net, Inc. ("e.Deal"), a development stage company, as of March 31, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended and for the cumulative period from November 6, 1998 (inception) to March 31, 2002. These financial statements are the responsibility of e.Deal's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e.Deal.Net, Inc. as of March 31, 2002 and the results of its operations and its cash flows for the two years then ended and for the cumulative period from November 6, 1998 (inception) to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming e.Deal will continue as a going concern. As discussed in note 2 to the financial statements, e.Deal has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BERENFELD, SPRITZER, SHECHTER & SHEER


May 21, 2002
Miami, Florida
                                 e.DEAL.NET, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              AS OF MARCH 31, 2002

ASSETS
Current Assets:
  Cash                                                                                   $  198,816
                                                                                          ---------
        Total current assets                                                                198,816
                                                                                            -------
Property and Equipment, net of accumulated depreciation of $1,232                             2,054
                                                                                             ------
TOTAL ASSETS                                                                             $  200,870
                                                                                          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                       $    2,270

  Accrued expenses                                                                           88,589
  Notes payable, related party                                                              110,000
                                                                                           --------
        Total current liabilities                                                           200,859
                                                                                            -------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized;
    none issued and outstanding
  Common stock, $0.001 var value; 100,000,000 shares authorized;
    7,840,000 shares issued and outstanding                                                   7,840
  Additional paid-in-capital                                                                332,160
  Deficit accumulated during the development stage                                         (339,989)
                                                                                           ---------

        Total Stockholders' Equity                                                               11
                                                                                           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  200,870
                                                                                         ==========


                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                        For the Period
                                                For the                      For the                    November 6, 1998
                                                Year Ended                   Year Ended                 (Inception) To
                                                March 31,                    March 31,                  March 31,
                                                2002                         2001                       2002
                                                ----                         ----                       ----
DEVELOPMENT STAGE REVENUE
                                                $                -           $             -            $             -
DEVELOPMENT STAGE EXPENSES:



Professional fees                                           40,923                    70,658                    122,794
Payroll and payroll related expenses                        35,161                    43,975                     79,136
Management fees                                             32,000                    32,000                     78,418
Rent                                                        16,907                    10,724                     27,631
Depreciation and amortization                                  657                       575                      1,232
Other development stage expenses                            12,491                    15,949                     29,983
                                                          --------                 ---------                     ------
           Total Development Stage Expenses                138,139                   173,881                    339,194
                                                          --------                ----------                    -------
  Loss from operations                                    (138,139)                 (173,881)                  (339,194)
                                                          ---------               -----------                  --------
OTHER INCOME (EXPENSE):

  Interest income                                              877                     2,453                      6,849
  Interest expense                                          (7,279)                     (365)                    (7,644)
                                                          ---------                   -------                    -------
                                                            (6,402)                    2,088                       (795)
                                                          ---------                  --------                      -----
                                                          (144,541)                 (171,793)                  (339,989)
              NET LOSS                                    =========                 =========                  =========

NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED                               $         (0.02)          $          (0.03)         $           (0.06)
                                                  ================          =================         ==================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             6,492,778                  5,340,000                  5,663,510
                                                        ==========                 ==========                 =========


                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM NOVEMBER 6, 1998 (INCEPTION) TO MARCH 31, 2002


                                                                           DEFICIT
                                                                           ACCUMULATED
                                                                           ADDITIONAL DURING THE
                                 COMMON STOCK             PAID-IN          DEVELOPMENT
                            SHARES          AMOUNT        CAPITAL          STAGE                 TOTAL
                            ------          ------        -------          -----                 -----
    Balance, November 6,
                    1998
             (inception)
                                  -         $         -   $         -      $            -        $         -

 Restricted common stock
               issued at
     $0.001 per share to
           related party
          for management
                services  5,000,000               5,000             -                   -              5,000

   Proceeds from sale of
            common stock
      at $0.25 per share    340,000                 340        84,660                   -             85,000

 Net Loss for the period
        November 6, 1998
             (inception)
       to March 31, 1999          -                   -             -              (7,470)            (7,470)
                         ----------         -----------    ----------      ---------------        -----------
 Balance, March 31, 1999  5,340,000               5,340        84,660              (7,470)            82,530

   Net Loss for the year
    ended March 31, 2000         -                    -             -             (16,185)           (16,185)
                         ----------         -----------    ----------      ---------------        -----------
 Balance, March 31, 2000  5,340,000               5,340        84,660             (23,655)            66,345

   Net Loss for the year
    ended March 31, 2001          -                   -             -            (171,793)          (171,793)
                         ----------         -----------    ----------      ---------------        -----------
 Balance, March 31, 2001  5,340,000               5,340        84,660            (195,448)          (105,448)

   Proceeds from sale of
            common stock
      at $0.10 per share  2,500,000               2,500       247,500                   -            250,000

   Net Loss for the year
    ended March 31, 2002          -                   -             -            (144,541)          (144,541)
                         ----------         -----------    ----------      ---------------         ----------
 Balance, March 31, 2002  7,840,000         $     7,840    $  332,160            (339,989)         $      11
                         ==========         ===========    ==========      ===============         ==========


                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                        For the period
                                                                        For the          For the        November 6, 1998
                                                                        Year Ended       Year Ended     (Inception)To
                                                                        March 31,        March 31,      March 31,
                                                                        2002             2001           2002
                                                                        ----             ----           ----
Cash Flows from Operating Activities:

   Net Loss                                                             $   (144,541)    $(171,793)      (339,989)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                               657          575          1,232
      Common stock issued for management services                                   -            -          5,000
      Changes in operating assets and liabilities:
       Decrease (increase) in security deposits                                 2,631      (2,631)              -
       Decrease (increase) in prepaid expenses                                  2,681      (2,681)              -
       Increase in accounts payable and accrued expenses                       6,941       69,525         90,859
                                                                       -       ------      -------        ------
          Net cash used in operating activities                             (131,631)    (107,005)      (242,898)
                                                                       -    ---------    ---------      ---------
 Cash Flows from Investing Activities:
   Purchase of property and equipment                                              -       (3,286)        (3,286)
                                                                       -           --      -------        -------
              Net cash used in investing activities                                -       (3,286)        (3,286)
                                                                       -           --      -------        -------
 Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                                     250,000            -        335,000
   Proceeds from loans from related parties                                   70,000       40,000        110,000
                                                                       -      -------      -------       -------
               Net cash provided by financing activities                     320,000       40,000        445,000
                                                                      -     --------      -------       -------
 Net Increase (Decrease) in Cash                                              188,369     (70,291)        198,816
 Cash, Beginning                                                              10,447       80,738              -
                                                                       -      -------      -------             -
 Cash, Ending                                                            $   198,816  $    10,447    $   198,816
                                                                       = ==========================  ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period                                        $        -   $        -     $        -
                                                                       =  ============ ============   ==========
   Income taxes paid during the period                                    $        -   $        -     $        -
                                                                       =  ============ ============   ==========

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND CAPITALIZATION
     -------------------------------

     e.Deal.Net, Inc. ("e.Deal" or "the Company") was incorporated on November 6, 1998 under the laws of the State of Nevada. The Company's Articles of Incorporations authorize the Company to issue and have outstanding at any one time 1,000,000 shares of preferred stock with a par value of $0.01 and 100,000,000 shares of common stock with a par value of $0.001. The Company had no preferred stock outstanding as of March 31, 2002.

     e.Deal's activities have been devoted primarily to positioning itself to take advantage of opportunities available in the Internet business. e.Deal intends to develop an Internet-based automobile and heavy transportation equipment auction site in local markets throughout North America and to grow through internal development, strategic alliances and acquisitions of existing businesses.

     USE OF ESTIMATES
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.


     CASH AND CASH EQUIVALENTS
     -------------------------

     For financial statement presentation purposes, e.Deal considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at March 31, 2002.

                                 DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are recorded at cost. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense currently. Any gain or loss on disposition of assets is recognized currently. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the various assets.

     LONG-LIVED ASSETS
     -----------------

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments. e.Deal's financial instruments, including cash, accounts payable, accrued professional fees and notes payable are carried at cost, which approximates their fair value because of the short-term maturity and approximate market interest rates of these instruments.

     INCOME TAXES
     ------------

     e.Deal accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


     NET LOSS PER SHARE
     ------------------

     e.Deal computes earnings (loss) per shares in accordance with SFAS No. 128 "Earnings Per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

     e.Deal currently has 2,500,000 outstanding warrants that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

     RECLASSIFICATIONS
     -----------------

     Certain reclassifications were made to the statements of operations and cash flows for the year ended March 31, 2001 and to the period from November 6, 1998 (inception) to March 31, 2002 to conform to the March 31, 2002 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedge asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedge forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                               e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT"D)
     --------------------------------------------------

     On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, SFAS 133, 137 and 138 do not affect the Company's financial statements.

     On December 3, 1999 the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 does not affect the Company's financial statements.

     In January 2000, the Emerging Issues Task Force issued EITF 99-17 "Accounting for Advertising Barter Transactions" establishing accounting and reporting requirements for such transactions. Generally, the Task Force reached a consensus that revenue and expenses from an advertising barter transaction should be recognized at fair value of the advertising surrendered. EITF 99-17 does not affect the Company's financial statements.

     On March 16, 2000 the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenue should be recognized on a Gross or Net method as the title implies. The Emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101.

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT"D)
     --------------------------------------------------

     On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect the Company's financial statements.

     In June 2001, the FASB issued Statement No. 141 "Business Combinations". This statement replaces Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The single-method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted - based on the values exchanged. This statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or
     later.  FASB  Statement  141  does  not  affect  the  Company's   financial
     statements.

     In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this statement is required for fiscal years beginning after December 31, 2001. The adoption of FASB Statement No. 142 is not expected to materially affect the Company's financial statements.

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT"D)
     --------------------------------------------------

     In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method. Adoption of this statement is required for fiscal years beginning after June 12, 2002. The adoption of Statement No. 143 is not expected to materially affect the Company's financial statements.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets". This statement supersedes Statement No. 121 but retains many of its fundamental provisions. The statement also establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. Additionally, the statement resolves significant implementation issues related to Statement No. 121. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provision of Statement No. 144 is not expected to materially affect the Company's financial statements.


NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

     e.Deal's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which assumes the continuity of e.Deal as a going concern. As shown in the financial statements, development stage losses from November 6, 1998 (inception) to March 31, 2002 amounted to approximately $340,000. e.Deal's cash flow requirements during this period have been primarily met by contributions of capital, and debt and equity financing. No assurance can be given that these sources of financing will continue to be available. If e.Deal is unable to generate
                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS (CONT'D)

     profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. These conditions raise substantial doubt as to the ability of e.Deal to continue as a going concern. Management intends to meet its liquidity needs through raising additional capital and targeting future possible alliances and acquisitions. Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are depreciated over a useful life of five years. Property and equipment consisted of the following as of March 31, 2002:

Computer equipment                                              $       3,286
Less: accumulated depreciation                                          (1,232)
                                                                ---------------
      Property and equipment, net                               $        2,054
                                                                ===============


     Depreciation expense was $657 and 575 for the years ended March 31, 2002 and 2001, respectively, and $1,232 for the period from November 6, 1998 (inception) to March 31, 2002.

NOTE 4 - ACCRUED EXPENSES

     Accrued expenses as of March 31, 2002 consisted of the following:

Accrued management fees                                              $    69,333
Accrued accounting fees                                                   11,500
Accrued interest                                                           3,988
Accrued rent                                                               3,500
Accrued other                                                                268
                                                                     -----------
       Total accrued expenses                                        $    88,589
                                                                     ===========

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 5 - DEFERRED INCOME TAXES

     Deferred tax assets and liabilities as of March 31, 2002 were approximately as follows:

Deferred tax assets arising
  from net operating losses                                          $   129,200
Less:  Valuation allowance                                              (129,200)
Net deferred tax liabilities                                                   0
                                                                     -----------
  Net Deferred Tax Asset                                             $         0
                                                                     ===========

     As of March 31, 2002, e.Deal has net operating loss carryforwards of approximately $340,000 that may be offset against future taxable income. The carry-forward loss expires at various times through the year 2020. Sufficient uncertainty exists regarding the realization of these operating loss carryforwards, and, accordingly, a valuation allowance of approximately $129,200, which relates to the net operating losses, has been established.

     The effective tax rate varies from the U.S. Federal statutory tax rate for both the periods ended March 31, 2002 and 2001 principally due to the following:

                                                                       3/31/02             3/31/01
                                                                       -------             -------
U.S. statutory tax rate                                                  34%                 15%
State and local taxes                                                     4                   4
Less:  Valuation allowance                                              (38)                (19)
                                                                       ------              -----
Effective rate                                                            0%                  0%
                                                                       ======              =====

NOTE 6 - NOTES PAYABLE - RELATED PARTY

     On February 14, 2001, e.Deal executed a $40,000 note payable with Herdev S. Rayat (Mr. "Rayat"), the Company's President. The note bears interest at a rate of 7.25% per annum. The entire principal and related accrued interest is due and payable on demand.

     On April 24, 2001, e.Deal executed a note payable to Mr. Rayat in the principal sum of $40,000 at a rate of 7.25% per annum. The entire principal amount and accrued interest is due and payable on demand.

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 6 - NOTES PAYABLE - RELATED PARTY (CONT'D)

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

     Accrued interest on the above notes amounted to $3,988 as of March 31, 2002 and interest expense was $7,279 and $365, for the years ended March 31, 2002 and 2001, respectively. Interest expense was $1,232 for the period from November 6, 1998 (inception) to March 31, 2002.

NOTE 7 - OPERATING LEASES

     BUILDING LEASE

     From December 2000 to August 2001, e.Deal rented its facilities under an operating lease agreement. The lease provided for monthly rent due on the first of each month in the amount of $2,681 and was due to expire on March 31, 2002. In August 2001, the Company terminated the lease with no further commitment. Prior to February 1, 2001, e.Deal had been relatively inactive and did not require nor was occupying any office space.

     Effective September 1, 2001, e.Deal entered into an oral agreement with its President, Mr. Rayat, for the use of certain office facilities and equipment on a month-to-month basis. The agreement calls for payments of $500 per month.

     Rent expense for the years ended March 31, 2002 and 2001 was $16,907 and $10,724, respectively. Rent expense for the period from November 6, 1998 (inception) to March 31, 2002 was $27,631.

     EQUIPMENT LEASE

     In December 2000, e.Deal assumed an operating lease agreement for a photocopier. The lease was to be paid in 45 monthly installments of $187 due on the sixth of each month expiring on November 6, 2004.

     In June 2001, e.Deal terminated the lease and agreed to pay $3,500 to the lessor as a settlement cost.

                                e.DEAL.NET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 7 - OPERATING LEASES (CON'D)

     Lease expense for the years ended March 31, 2002 and 2001 amounted to $4,061 and $1,300, respectively. Lease expense for the period from November 6, 1998 (inception) to March 31, 2002 was $5,361.

NOTE 8 - STOCKHOLDERS' EQUITY

     In November 1998, e.Deal issued a total of 5,000,000 common shares to Mr. Rayat, deemed to be a founder of e.Deal. The shares were issued in exchange for management services that were valued at $5,000 and are subject to Rule 144 of the SEC Act 1933 as amended. These shares were issued for services which included the writing and development of e.Deal's business plan, the development of corporate and operating strategies and creative input into e.Deals' website.

     During the fiscal year ended March 31, 1999, e.Deal issued 340,000 shares of common stock in a private offering pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933. Common shares were offered to non-accredited investors at 25 cents per share, for a total cash consideration of $85,000.

     During the fiscal year ended March 31, 2002, e.Deal sold 2,500,000 shares of common stock in a public offering for net proceeds of $250,000. Each share came with a warrant to purchase one share of common stock at $0.20 per share. The warrants are exercisable for a period of 36 months from the date of issuance.

NOTE 9 - MANAGEMENT AGREEMENT WITH RELATED PARTY

     In January 2000, e.Deal entered into an agreement with Mr. Rayat to provide management and consulting services. The term of the agreement is one year, automatically renewable for a period of one year for each consecutive year thereafter, unless prior notice is given by either e.Deal or Mr. Rayat 90 days prior to the expiration of the contract term. Management fees for the years ended March 31, 2002 and 2002 amounted to $32,000 and $32,000, respectively. Accrued management fees as of March 31, 2002 amounted to $69,333.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

HERDEV S. RAYAT - President, Director and Chief Executive Officer. Since 1994, Mr. Rayat has served as President of Thor West Management Group, Inc., a privately held management and consulting services company. Mr. Rayat is also a Director of Entheos Technologies.

HARVINDER DHALIWAL - Director. Mr. Dhaliwal is the President and CEO of Sight & Sound Ltd. between 1985 and 2000. Since 2000, Mr. Dhaliwal has provided managerial consulting services to various early stage corporations. Mr. Dhaliwal is also a Director of Enterprise Technologies, Inc. and Zeta Corporation.

ARIAN SOHEILI - Secretary, Treasurer and Director. Mr. Soheili graduated from Simon Fraser University with a Bachelor of Business Administration majoring in Accounting and Management Information Systems. From 1995 to December 1998, Mr. Soheili worked for Deloitte & Touche, providing clients with system strategies for technology implemenation and e-commerce solutions. Since January 1999, Mr. Soheili has been the President and founder of Precision Accounting Systems & Solutions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2002 the Section 16(a) filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation
---------------------------------------

The following table shows, for the three-year period ended March 31, 2002, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2002 that exceeded $100,000.

Summary Compensation Table
--------------------------
                                                                                 Securities
                                                                                 Underlying
Name and                                                                         Options       All Other
Principal Position                    Year     Salary     Bonus      Other       Granted       Compensation
------------------                    ----     ------     -----      -----       -------       ------------
Herdev S. Rayat                       2002     $32,000      $0        $0               0            $0
President & CEO                       2001     $32,000      $0        $0               0            $0
Director                              2000     $32,000      $0        $0               0            $0

Harvinder Dhaliwal                    2002          $0      $0        $0               0            $0
Director                              2001          $0      $0        $0               0            $0
                                      2000          $0      $0        $0               0            $0

Arian Soheili                        2002           $0      $0        $0               0            $0
Director                             2001           $0      $0        $0               0            $0
                                     2000           $0      $0        $0               0            $0

Stock Option Grants in Fiscal 2002
----------------------------------

Shown below is further information regarding employee stock options awarded during fiscal 2002 to the named officers and directors:

                           Number of     % of Total
                           Securities    Options
                           Underlying    Granted to     Exercise    Expiration
Name                       Options       Employees      Price       Date
----                       -------       ---------      -----       ----
None


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                     Number of Shares
Person or Group                                      of Common Stock                  Percent
---------------                                      ---------------                  -------
Herdev S. Rayat (1)                                      5,000,000                    64%
214-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal                                               0                     0.0%
214-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Arian Soheili                                                    0                     0.0%
214-1628 West First Avenue
Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers                         5,000,000                    64%
as a group (3 persons)


(1) Other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by other family members.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002 and 2001, the Company charged $32,000 and $32,000, respectively to operations for management and consulting fees incurred for services rendered by the president and majority stockholder. Accrued management fees as of March 31, 2002 amounted to $69,000. The Company has not converted any debt for equity.

The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, B.C., V6J-1G1. These premises are owned by Mr. Herdev S. Rayat the Company's President and CEO. At present, the Company pays $500 rent per month.

As of March 31, 2002, the Company had borrowed $110,000 from its President and CEO.


PART IV

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of June, 2002.

                                                                e.Deal.net, Inc.


                                                             /s/ Herdev S. Rayat
                                                             -------------------
                                                             By: Herdev S. Rayat
                                                               President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                           Title                                       Date
------------                        -----                                       ------

/s/ Herdev S. Rayat                 Director and CEO                            June 27th, 2002
-------------------                 ----------------                            ---------------
Herdev S. Rayat


/s/ Arian Soheili                   Director, Secretary/Treasurer               June 27th, 2002
-------------------                 -----------------------------               ---------------
Arian Soheili


/s/ Harv Dhaliwal                   Director                                    June 27th, 2002
----------------------              --------                                    ---------------
Harv Dhaliwal
