Form 10QSB
period 2002-06-30
E DEAL NET INC
filed 2002-08-19
CIK 1081074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2002

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission file number: 0-29819

                                e.Deal.net, Inc.
                                ----------------
        (exact name of small business issuer as specified in its charter)


NEVADA                                                  98-0195748
------                                                  ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 214 - 1628 West 1St Avenue, Vancouver, BC                   V6J 1G1
-----------------------------------------------                   -------
(Address of principal executive offices)

Registrant's telephone number, including area code:          (604) 659-5024

Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of July 30, 2002, there were 7,840,000 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]
                                e.Deal.net, Inc.

                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

INDEX
PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements
Balance Sheet                                                                 3

Statements of Operations                                                      4

Statements of Cash Flows                                                      5

Notes to Interim Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Plan of Operations           8

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2. Changes in Securities                                                 10

Item 3. Defaults Upon Senior Securities                                       10

Item 4. Submission of Matters to a Vote of Security Holders                   10

Item 5. Other Information                                                     10

Item 6. Exhibits and Reports on Form 8-K                                      10

       Signatures                                                             11

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                e.Deal.net, Inc.
                          (A Development Stage Company)

                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2002

ASSETS
 Current Assets
 Cash                                                          $    196,328
  Prepaid expenses                                                        0
                                                               ------------
Total Current Assets                                           $    196,328

Property and Equipment                                                1,889
                                                               ------------

TOTAL ASSETS                                                   $    198,217
                                                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
   Accounts payable                                            $     50,320
   Accrued expenses                                                  98,598
   Note payable, related party                                      110,000
                                                               ------------
Total Current Liabilities                                           258,918
                                                               ------------

Stockholders' Equity
   Preferred stock, $0.01 par value; 1,000,000 shares
        authorized; none issued and outstanding                           -
   Common stock, $0.001 par value; 100,000,000 shares
        authorized; 7,840,000 shares issued and outstanding           7,840
   Additional paid in capital                                       332,160
  Deficit accumulated during the development stage                 (400,701)
                                                               ------------
Total Stockholders' Deficit                                         (60,701)
                                                               ------------

Total Liabilities and Stockholders' Equity                     $    198,217

                See condensed notes to the financial statements.

                                e.Deal.net, Inc.
                          (A Development Stage Company)

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                              For the             For the          From Inception
                                                            Three Months        Three Months        (November 6 ,
                                                               Ended               Ended              1998) to
                                                            June 30, 2002       June 30, 2001       June 30, 2002
                                                            -------------       -------------       -------------
Revenues                                                      $        0          $       0           $         0
Expenses
   General and Administrative                                     59,086             79,320               398,280

Other Income (Expense)
   Interest Income                                                   368                  -                 7,217
   Interest Expense                                               (1,994)            (1,710)               (9,638)
                                                                  -------            -------               -------
Total Other Income (Expense)                                      (1,626)            (1,710)               (2,421)

Net Loss Available to Common Stockholders                     $  (60,712)       $   (81,030)        $    (400,701)
                                                                 ========           ========             =========

Basic and Diluted Loss Per Common Share                       $   (0.008)       $    (0.015)         $      (0.07)
                                                                   ======             ======                 =====

Weighted Average Common Shares Outstanding                     7,840,000          5,340,000             5,679,970
                                                               =========         ==========             =========

                  See notes to condensed financial statements.

                                e.Deal.net, Inc.
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                                      For the Period
                                                                   Three Months      Three Months    November 6, 1998
                                                                       Ended             Ended        (inception) to
                                                                   June 30, 2002     June 30, 2001     June 30, 2002
                                                                   -------------     -------------     -------------
Cash Flows From Operating Activities
   Net Loss                                                        $  (60,711)        $  (81,030)      $  (400,701)
   Adjustments to Reconcile Net Loss to Net Cash By
        Operating Activities
   Depreciation and amortization                                          165                165             1,397
   Common stock issued for management services                              -                  -             5,000
   Changes in Operating Assets and Liabilities
     (Increase) Decrease in prepaid expenses                                -              2,681                 -
     Increase (Decrease) in accounts payable and accrued
         expenses                                                      58,058             33,075           148,918
                                                                 ------------------------------------------------------
Net Cash Used In Operating Activities                                  (2,488)           (45,109)         (245,386)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                       -                  -            (3,286)
                                                                 ------------------------------------------------------
Net Cash Flows Used In Investing Activities                                 -                  -            (3,286)

Cash Flows From Financing Activities
  Proceed From Issuance of Common Stock                                     -                  -           335,000
  Proceeds from loans from related parties                                  -             60,000           110,000
                                                                 ------------------------------------------------------
Net Cash Provided By Financing Activities                                   -             60,000           445,000
                                                                 ------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                       (2,488)            14,891           196,328
Cash and Cash Equivalents, Beginning of Period                        198,816             10,447                 -
                                                                 ------------------------------------------------------
Cash and Cash Equivalents, End of Period                          $   196,328         $   25,338       $   196,328
                                                                      =======             ======           =======

Supplemental Information

  Interest paid during the period                                 $          -        $        -       $         -
                                                                     =========          ========           =======
  Income taxes paid during the period                             $          -        $        -       $         -
                                                                     =========          ========           =======


                  See notes to condensed financial statements.

                                e.Deal.net, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed balance sheet as of June 30, 2002, and the related unaudited condensed statements of operations and statements of cash flows for the three months ended June 30, 2002 and 2001, and the period from November 6, 1998 (date of inception) to June 30, 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's March 31, 2002 Form 10-KSB. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

Certain reclassifications were made to the statements of operations for the three months ended June 30, 2001 and the period from November 6, 1998 (date of inception) to June 30, 2001 to conform to the June 30, 2002 presentation.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

e.Deal's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions. During the three months ended June 30, 2002, the Company has focused its efforts in the development of its online auto auction site at www.edealnet.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of e.Deal as a going concern. As shown in the financial statements, development stage losses from November 6, 1998 (inception) to June 30, 2002 amounted to $400,701. e.Deal's cash flow requirements during this period have been primarily met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

e.Deal intends to meet its long-term liquidity needs through available cash, as well as through additional financing from outside sources. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should e.Deal be unable to continue as a going concern. e.Deal's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital, and to ultimately attain profitability.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2002 and 2001, the Company charged $8,000 and $8,000, respectively to operations for management and consulting fees incurred for services rendered by Herdev S. Rayat, the president and majority stockholder. Accrued management fees as of June 30, 2002 amounted to $77,333. The Company has not converted any debt for equity.

The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned Mr. Herdev S. Rayat, the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2002 and 2001, and for the period from November 6, 1998 (date of inception) to June 30, 2002.

                                                                                                From November 6, 1998
                                                         For the Three        For the Three     (Period of Inception)
                                                         Months Ended         Months Ended                To
                                                         June 30, 2002        June 30, 2001         June 30, 2002
                                                         -------------        -------------         -------------
Numerator for basic and diluted-Net loss                $   (60,711)         $   (81,030)          $    (400,701)
                                                            ========             ========               =========

Denominator for basic and diluted loss per
     share - weighted average shares                       7,840,000           5,340,000               5,679,970
                                                           =========           =========               =========

Basic and diluted net loss per common share             $     (0.008)         $   (0.015)           $      (0.07)
                                                              ======               ======                   =====

NOTE 5 - SUBSEQUENT EVENTS

On August 7, 2002, the Company agreed to issue 600,625 shares of restricted common stock to Entheos Technologies, Inc. in lieu of the cash payment of $48,050 for web development and web hosting services received. The number of shares issued to satisfy its dcbt to Entheos was calculated based on the most recent quoted market closing price of e.deal's common stock ($0.08 per share.) Accounts payable at June 30, 2002, were subsequently reduced by the $48,050 outstanding upon the issuance of shares.

ITEM 2.           Management's discussion and analysis of plan of operations

Caution concerning forward-looking statements
---------------------------------------------

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its client base and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Critical Accounting Policies And Estimates
------------------------------------------

Our discussion and analysis of plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the quarter ended June 30, 2002, the Company does not presently have any "critical accounting policies." Recent accounting pronouncements In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of this FASB will not have a significant effect on the Company's financial statements.

Overview
--------

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

Results of Operations
---------------------

Revenues. The Company has generated zero revenues since inception and the Company does not rely on revenues for funding.

General and Administrative Expenses. During the three month period ended June 30, 2002 and 2001, the Company incurred $59,086 and $79,320, respectively, in general and administrative expenses. This decrease of $20,234, or 26%, is primarily a result of decreased legal expenses and lower costs related to the ongoing development of the Company's website.

Interest Income. Interest income was $368 and $0 for the three-month period ended June 30, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of June 30, 2002, the Company's accumulated deficit was $400,701 and as a result, there has been no provision for income taxes to date.

Net Loss. For the three month period ended June 30, 2002 and 2001, the Company recorded a net loss of $60,711 or $0.009 per share, and $81,030 or $0.015 per share, respectively.

Liquidity and Capital Resources. As at June 30, 2002, the Company had a cash balance of $196,328, compared to $198,816 at March 31, 2002. The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Plan of Operations
------------------

The Company's principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its president and majority shareholder at the rate of $2,666 per month, which could result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid.

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

Related Party Transactions
--------------------------

During the three months ended June 30, 2002 and 2001, the Company charged $8,000 and $8,000, respectively to operations for management and consulting fees incurred for services rendered by Herdev S. Rayat, the president and majority stockholder. Accrued management fees as of June 30, 2002 amounted to $77,333. The Company has not converted any debt for equity.

The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned Mr. Herdev S. Rayat, the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

PART II - Other Information

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On July 30, 2002, the Company filed an 8-K announcing the resignation of Mr. Arian Soheili as a Director, Secretary and Treasurer of the Company, effective July 24, 2002. Replacing Mr. Soheil in the capacity of Director, Secretary and Treasurer is Mr. Harmel S. Rayat. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat, who is the brother of the Company's President and CEO, is also a Director of Entheos Technologies, Inc., Enterprise Technologies, Inc. and Zeta Corporation.


Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

                                 Signature Page

Pursuant to the requirements of section 13 or 15d of the Desurities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                e.Deal.net, Inc.


                                                /s/Herdev S. Rayat
                                                ------------------
                                                Herdev S. Rayat
                                                CEO and President

                                                /s/Harv Dhaliwal
                                                ----------------
                                                Harv Dhaliwal
                                                Director

                                                /s/Harmel S. Rayat
                                                ------------------
                                                Harmel S. Rayat

Dated:  August 17, 2002