Form 10QSB
period 2002-09-30
E DEAL NET INC
filed 2002-11-13
CIK 1081074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  ---------

              SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2002

  --------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-29819

                                e.Deal.net, Inc.
                          ----------------------------
        (exact name of small business issuer as specified in its charter)

NEVADA                                       98-0195748
-------------                                ----------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

Suite 214 - 1628 West 1St Avenue, Vancouver, BC       V6J 1G1
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:    (604) 659-5005
                                                     --------------------

Check whether the issuer: (1) has filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: as of October 22, 2002, there were 8,740,625 shares of the Issuer's Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]
                                e.Deal.net, Inc.

                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2002

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet..................................................      3

Statements of Operations.......................................      4

Statements of Cash Flows.......................................      5

Notes to Interim Financial Statements..........................      6

Item 2.  Management's Discussion and Analysis of Plan of Operations. 8

Item 3.  Controls and Procedures..............................       10


PART II   OTHER INFORMATION

Item 1. Legal Proceedings.....................................      10

Item 2. Changes in Securities.................................      10

Item 3. Defaults Upon Senior Securities.......................      10

Item 4. Submission of Matters to a Vote of Security Holders...      10

Item 5. Other Information.....................................      10

Item 6. Exhibits and Reports on Form 8-K......................      10

       Signatures.............................................      11


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

                                e.Deal.net, Inc.
                          (A Development Stage Company)

                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002

ASSETS

Current Assets
  Cash                                                          $184,906
                                                                ---------
Total Current Assets                                             184,906

Property and Equipment                                             1,723
                                                                ---------

TOTAL ASSETS                                                    $186,629
                                                                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                              $  2,270
  Accrued expenses                                                99,152
  Note payable, related party                                    110,000
                                                                ---------
Total Current Liabilities                                        211,422

Stockholders' Equity
Preferred Stock, $0.01 par value; 1,000,000 shares authorized;
   none issued and outstanding                                         -
Common stock, $0.001 par value; 100,000,000 shares
   authorized; 8,740,625 shares issued and outstanding             8,741
   Additional paid in capital                                    403,309
  Deficit accumulated during the development stage              (436,843)
                                                                ----------
Total Stockholders' Deficit                                      (24,793)
                                                                ----------

Total Liabilities and Stockholders' Equity                      $186,629
                                                                ==========

See condensed notes to the financial statements.


                                e.Deal.net, Inc.
                          (A Development Stage Company)

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                For the Six     For the Six      From Inception
                                          For the Three      For the Three        Months          Months           (November
                                           Months Ended       Months Ended         Ended           Ended           6,1998) to
                                          September 30,      September 30,       September       September       September 30,
                                               2002               2001           30, 2002        30, 2001             2002
                                       -------------------------------------- ---------------------------------------------------
Revenues                                  -                  -                  -               -                -
General and administrative
  Website fees                            -                  -                   48,050         -                  48,050
  Professional fees                           260              7,289              3,026           38,061          125,820
  Payroll and related expenses            -                    9,409            -                 37,586           79,136
  Management fees                          10,000              8,000             18,000           16,000           96,418
  Marketing and advertising                24,000            -                   24,000         -                  24,000
  Rent                                    -                    5,363            -                 13,407           27,631
  Other                                       247              2,616                517            6,943           31,732
                                       -------------------------------------- ---------------------------------------------------
   General and Administrative             (34,507)           (32,677)           (93,593)        (111,997)        (432,787)

Other Income (Expense)
   Interest Income                            359            -                      727         -                   7,576
   Interest Expense                        (1,994)            (1,946)            (3,988)         (3,656)          (11,632)
                                       -------------------------------------- ---------------------------------------------------
Total Other Income (Expense)               (1,635)            (1,946)            (3,261)         (3,656)           (4,056)
                                       -------------------------------------- ---------------------------------------------------
Net Loss Available to Common
Stockholders                              (36,142)           (34,623)           (96,854)        (115,653)        (436,843)
                                       ====================================== ====================================================
Basic and Diluted Loss Per
Common Share                                    -              (0.01)             (0.01)           (0.02)           (0.07)
                                       ====================================== ====================================================
Weighted Average Common
Shares Outstanding                        8,394,231          5,340,000          8,115,601        5,340,000       5,978,043
                                       ====================================== ====================================================

                                  See notes to condensed financial statements.


                                e.Deal.net, Inc.
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                       For the Period
                                                                                                         November 6,
                                                                     Six Months        Six Months           1998
                                                                       Ended             Ended         (inception) to
                                                                   Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002
                                                                   --------------    --------------    --------------
Cash Flows From Operating Activities
   Net Loss                                                        $(96,854)         $(115,653)        $(436,843)
   Adjustments to Reconcile Net Loss to Net Cash By
     Operating Activities
   Depreciation and amortization                                        331                330             1,563
   Common stock issued for management services                            -                  -             5,000
   Common stock issued for website/marketing/adv. serv.              72,050                  -            72,050
   Changes in Operating Assets and Liabilities
     (Increase) Decrease in prepaid expenses                              -              2,681                 -
     (Increase) Decrease in security deposits                             -              2,631                 -
     Increase (Decrease) in accounts payable and accrued
       expenses                                                      10,563             41,941           101,422
Net Cash Used In Operating Activities                               (13,910)           (68,070)         (256,808)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                     -                  -            (3,286)
                                                                 ------------------------------------ -----------------
Net Cash Flows Used In Investing Activities                               -                  -            (3,286)

Cash Flows From Financing Activities
  Proceed From Issuance of Common Stock                                   -                  -           335,000
  Proceeds from loans from related parties                                -             70,000           110,000
                                                                 ------------------------------------ -----------------
Net Cash Provided By Financing Activities                                 -             70,000           445,000
                                                                 ------------------------------------ -----------------
Increase (Decrease) in Cash and Cash Equivalents                    (13,910)             1,930           184,906
Cash and Cash Equivalents, Beginning of Period                      198,816             10,447                 -
                                                                 ------------------------------------ -----------------
Cash and Cash Equivalents, End of Period                            184,906             12,377           184,906
                                                                 ==================================== =================
Supplemental Information
 Cash paid for:
  Interest                                                               -                  -                  -
  Income taxes                                                           -                  -                  -
  Common stock issued for services                                  72,050                  -             77,050
                                                                 ==================================== =================

                                  See notes to condensed financial statements.

                                e.Deal.net, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed balance sheet as of September 30, 2002, and the related unaudited condensed statements of operations and statements of cash flows for the six months ended September 30, 2002 and 2001, and the period from November 6, 1998 (date of inception) to September 30, 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's financial statements and notes thereto included in the Company's March 31, 2002 Form 10-KSB. The results of operations for the six-month period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

e.Deal's initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for operations and administrative functions. During the six months ended September 30, 2002, the Company has focused its efforts in the development of its online auto auction site at www.edealnet. The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of e.Deal as a going concern. As shown in the financial statements, development stage losses from November 6, 1998 (inception) to September 30, 2002 amounted to $436,843. e.Deal's cash flow requirements during this period have been primarily met by contributions of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

NOTE 4 - EARNINGS OR LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended September 30, 2002 and 2001, and for the period from November 6, 1998 (date of inception) to September 30, 2002:

                                                                                                              From
                                                                            For the Six      For the Six      Inception
                                   For the Three        For the Three          Months          Months         (November
                                    Months Ended         Months Ended          Ended            Ended         6,1998) to
                                   September 30,        September 30,        September        September       September
                                        2002                 2001             30, 2002        30, 2001         30, 2002
Numerator-net loss                   (36,142)             (34,623)            (96,854)          115,653)       (436,843)
Denominator-weighted
average number of
common shares
outstanding                        8,394,231            5,340,000           8,115,601         5,340,000       5,978,043
Basic and diluted loss per
common share                               -                (0.01)              (0.01)            (0.02)          (0.07)
------------------------------- -------------------- -------------------- ---------------- --------------- ----------------


NOTE 4 - RELATED PARTY TRANSACTIONS

Common stock - On August 5, 2002, the board of directors authorized the following issuance's of the Company's common stock:

(1) 600,625 shares of restricted common stock to Entheos Technologies, Inc. in lieu of a cash payment of $48,050 for web development and web hosting services received. The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.deal's common stock ($0.08 per share.) Accounts payable as at September 30, 2002, were subsequently reduced by the $48,050 outstanding upon the issuance of shares. Harmel S. Rayat, a Director of the Company, is also a Director and majority shareholder of Entheos Technologies, Inc.

(2) 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly-owned subsidiary of Innotech Corporation, for marketing and advertising services incurred totaling $24,000. The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company's common stock. Harmel S. Rayat, a Director of the Company, is also a Director and majority shareholder of Innotech Corporation.

Management and consulting services - During the six months ended September 30, 2002 and 2001, the Company charged $18,000, and $16,000, respectively to operations for management and consulting fees incurred for services rendered by certain directors and officers as follows: (i) Herdev S. Rayat, the president and majority stockholder, ($8,000 and $16,000, respectively); and (ii) Harmel S. Rayat, Secretary and Treasurer, ($10,000 for 2002 only). Included in accrued expenses at September 30, 2002 is accrued management fees totaling $95,333, which are due to the above-mentioned related parties. The Company has not converted any debt to equity.

Properties - The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned Mr. Herdev S. Rayat, the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 2. Management's discussion and analysis of plan of operations

Caution concerning forward-looking statements

When used in this discussion, the words, "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company's ability to continually expand its client base and other factors described in the company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

Overview

The Company was incorporated under the laws of the State of Nevada on November 6, 1998, and has developed an on-line auto auction site, www.edeal.net, connecting buyers and sellers of cars and trucks. We intend to provide useful information on how to prepare a vehicle for sale, how to buy the right vehicle, new and used vehicle reviews, recall notices, road test results, links to manufacturers, information sources related to the automotive sector, on-line maintenance record, email reminder alerts for service, educational forums, insurance and financing sources, shipping information and sources, repair sources, parts locator service and information on many other automotive related services.

Results of Operations

Revenues. The Company has generated zero revenues since inception and the Company does not rely on revenues for funding.

General and Administrative Expenses. During the six-month period ended September 30, 2002 and 2001, the Company incurred $93,593 and $111,997, respectively, in general and administrative expenses. This decrease of $18,404, or 16%, is primarily a result of decreased operating costs.

Interest Income. Interest income was $727 and $0 for the six-month period ended September 30, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of September 30, 2002, the Company's accumulated deficit was $436,843 and as a result, there has been no provision for income taxes to date.

Net Loss. For the six-month period ended September 30, 2002 and 2001, the Company recorded a net loss of $96,854 and $115,653, respectively.

Liquidity and Capital Resources. As at September 30, 2002, the Company had a cash balance of $184,906, compared to $198,816 at March 31, 2002. The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Plan of Operations

The Company's principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its
President/Director/majority        shareholder        and        from        the
Secretary/Treasurer/Director at the rate of $7,666 per month, which could result in a decrease in the Company's cash position unless the debt is converted to equity in lieu of cash paid.

The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to establish and profitably operate its website, recruit and train qualified management, technical and marketing personnel and the Company's ability to compete against other, better capitalized corporations who offer similar web based services.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company may seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Related Party Transactions

During the six months ended September 30, 2002 and 2001, During the six months ended September 30, 2002 and 2001, the Company charged $18,000, and $16,000, respectively to operations for management and consulting fees incurred for services rendered by certain directors and officers as follows: (i) Herdev S. Rayat, the president and majority stockholder, ($8,000 and $16,000, respectively); and (ii) Harmel S. Rayat, Secretary and Treasurer, ($10,000 for 2002 only). Included in accrued expenses at September 30, 2002 is accrued management fees totaling $95,333, which are due to the above-mentioned related parties. The Company has not converted any debt to equity.

The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned Mr. Herdev S. Rayat, the Company's President and CEO. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Critical Accounting Policies And Estimates

Our discussion and analysis of plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the quarter ended September 30, 2002, the Company does not presently have any "critical accounting policies."

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective for exit or disposal activities initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

ITEM 3. Controls and Procedures

The chief executive officer and the principal financial officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the quarterly period ended September 30, 2002, the following issuance's of common stock were authorized by the board of directors:

     (1) 600,625 shares of restricted common stock to Entheos Technologies, Inc. in lieu of a cash payment of $48,050 for web development and web hosting services received; and

     (2) 300,000 shares of restricted common stock to  Equityalert.com,  Inc., a
     wholly-owned   subsidiary  of  Innotech  Corporation,   for  marketing  and
     advertising services incurred totaling $24,000.

No underwriting or other commissions were paid in connection with the issuance of these shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On September 30, 2002, at the Company's annual general shareholder meeting, the shareholders approved the following: (1) the Company appointed to the Board of Directors Herdev S. Rayat, Harvinder Dhaliwal, and Harmel S. Rayat; (2) the Company appointed Clancy and Co., P.L.L.C. as the Company's independent auditors for the fiscal year ending March 31, 2003; (3) adopted the Company's 2002 Stock Option Plan with 5,000,000 common shares reserved for issuance thereunder; and
(4) transacted any such other business that properly came before the meeting or an adjournment therefore. There were represented by proxy or in person 5,786,000 shares of the Corporation which constituted a quorum, there currently being 8,740,625 shares issued and outstanding. Voting totals were as follows:

                                               For           Against            Abstain
(1) Herdev S. Rayat, director                  5,786,000     -                  -
(1) Harvinder Dhaliwal, director               5,786,000     -                  -
(1) Harmel S. Rayat                            5,781,000     5,000              -
(2) Independent Auditors                       5,786,000     -                  -
(3) 2002 stock options plan                    5,005,000     5,000              776,000
(4) Other                                      5,786,00      -                  -


Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits
        None.

(b) Reports on Form 8-K

The company filed the following reports on Form 8-K during the quarter ended September 30, 2002:

(1) July 30, 2002 - under Item 6. Resignation of Registrant's Director's
(2) August 8, 2002 - under Item 6. Resignation of Registrant's Director's
(3) August 8, 2002 - under Item 4. Changes in Registrant's Certifying Accountant
(4) August 14, 2002 - under Item 4. Changes in Registrant's Certifying Accountant (8-K/A)

                                 Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 e.Deal.net, Inc

                               /s/ Herdev S. Rayat
                              ---------------------
                                 Herdev S. Rayat
                                CEO and President

                                /s/ Harv Dhaliwal
                              ---------------------
                                  Harv Dhaliwal
                                    Director

                               /s/ Harmel S. Rayat
                            ------------------------
                                 Harmel S. Rayat
                         Director, Secretary & Treasurer
                           Principal Financial Officer

Dated: November 1, 2002

CERTIFICATIONS

I, Herdev S. Rayat, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of e deal.net, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


-----------------------
Herdev S. Rayat
Chief Executive Officer

I, Harmel S. Rayat, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of e Deal.net, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


-----------------------
Harmel S. Rayat
Principal Financial Officer