Form 10QSB/A
period 2002-09-30
E DEAL NET INC
filed 2002-11-13
CIK 1081074

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Date: November 11, 2002

/S/ Herdev S. Rayat
-----------------------
Herdev S. Rayat
Chief Executive Officer

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

Date: November 11, 2002

/S/ Harmel S. Rayat
-----------------------
Harmel S. Rayat
Principal Financial Officer