Form 10QSB
period 2003-02-12
E DEAL NET INC
filed 2003-02-12
CIK 1081074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  0-29819

e.Deal.net, Inc.

(exact name of small business issuer as specified in its charter)

NEVADA

     98-0195748

(State or other jurisdiction of incorporation

(IRS Employer Indentification No.)

 or organization)

Suite 214 – 1628 West 1st Avenue, Vancouver, B.C., V6J 1G1

(Address of principal executive offices)

(604) 659-5005

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [ X ]      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: as of January 22, 2003, there were 8,740,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

e.Deal.net, Inc.

FORM 10-QSB, QUARTER ENDED December 31, 2002

INDEX

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet_____________________________________________________

3

Statements of Operation_____________________________________________

4

Statements of Cash Flows____________________________________________

5

Notes to Interim Financial Statements____________________________________

6

Item 2.  Management's Discussion and Analysis of Plan of Operations____________

8

Item 3.  Controls and Procedures_______________________________________

10

PART II   OTHER INFORMATION

Item 1. Legal Proceedings____________________________________________

11

Item 2. Changes in Securities__________________________________________

11

Item 3. Defaults Upon Senior Securities__________________________________

11

Item 4. Submission of Matters to a Vote of Security Holders___________________

11

Item 5. Other Information____________________________________________

11

Item 6. Exhibits and Reports on Form 8-K________________________________

11

       Signatures____________________________________________________

12

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

e.Deal.net, Inc.

 (A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEET

DECEMBER 31, 2002

ASSETS

Current Assets
Cash	$ 180,395
Total Current Assets	180,395

Property and Equipment	1,558

TOTAL ASSETS	$ 181,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 133,187

Note payable, related party	110,000
Total Current Liabilities	243,187

Stockholders' Equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,740,625 shares issued and outstanding	8,741
Additional paid in capital	403,309
Deficit accumulated during the development stage	(473,284)
Total Stockholders' Deficit	(61,234)

Total Liabilities and Stockholders’ Equity	$ 181,953

See condensed notes to the financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001	From Inception (November 6,1998) to December 31, 2002
Revenues	-	-	-	-	-

General and administrative
Website fees	-	-	48,050	-	48,050
Professional fees	4,014	3,075	7,040	41,136	129,834
Payroll and related expenses	-	-	-	37,586	79,136
Management fees	29,667	8,000	47,667	24,000	126,085
Marketing and advertising	0	-	24,000	-	24,000
Rent	-	-	-	13,407	27,631
Other	972	1,057	1,489	8,000	32,704
General and Administrative	(34,653)	(12,132)	(128,246)	(124,129)	(467,440)

Other Income (Expense)
Interest Income	206	496	933	496	7,782
Interest Expense	(1,994)	(1,994)	(5,982)	(5,650)	(13,626)
Total Other Income (Expense)	(1,788)	(1,498)	(5,049)	(5,154)	(5,844)

Net Loss Available to Common Stockholders	$ (36,441)	$ (13,630)	$ (133,295)	$ (129,283)	$ (473,284)

Basic and Diluted Loss Per Common Share	$ (0.004)	$ (0.002)	$ (0.016)	$ (0.02)	$ (0.075)

Weighted Average Common Shares Outstanding	8,740,625	7,478,889	8,324,700	6,052,963	6,346,070

See notes to condensed financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

	Nine Months Ended December. 31, 2002	Nine Months Ended December. 31, 2001	For the Period November 6, 1998 (inception) to Dec. 31, 2002
Cash Flows From Operating Activities
Net Loss	$ (133,295)	$ (129,283)	$ (473,284)
Adjustments to Reconcile Net Loss to Net Cash By Operating Activities
Depreciation and amortization	496	495	1,728
Common stock issued for management services	-	-	5,000
Common stock issued for website/marketing/adv. serv.	72,050	-	72,050
Changes in Operating Assets and Liabilities
(Increase) Decrease in prepaid expenses	-	2,681	-
(Increase) Decrease in security deposits	-	2,631	-
Increase (Decrease) in accounts payable and accrued expenses	42,328	8,162	133,187
Net Cash Used In Operating Activities	(18,421)	(115,314)	(261,319)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,286)
Net Cash Flows Used In Investing Activities	-	-	(3,286)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	250,000	335,000
Proceeds from loans from related parties	-	70,000	110,000
Net Cash Provided By Financing Activities	-	320,000	445,000

Increase (Decrease) in Cash and Cash Equivalents	(18,421)	204,686	180,395
Cash and Cash Equivalents, Beginning of Period	198,816	10,447	-
Cash and Cash Equivalents, End of Period	$ 180,395	$ 215,133	$ 180,395

Supplemental Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-
Common stock issued for services	$ 72,050	-	$ 77,050

See notes to condensed financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed balance sheet as of December 31, 2002, and the related unaudited condensed statements of operations and statements of cash flows for the nine months ended December 31, 2002 and 2001, and the period from November 6, 1998 (date of inception) to December 31, 2002 have been prepared by the Company. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s March 31, 2002 Form 10-KSB.  The results of operations for the nine-month period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for operations and administrative functions.  During the nine months ended December 31, 2002, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.  The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to December 31, 2002 amounted to $473,284.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital and debt financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

e.Deal intends to meet its long-term liquidity needs through available cash, which is sufficient for at least the next twelve months, as well as through additional financing from outside sources.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should e.Deal be unable to continue as a going concern.  e.Deal’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain additional paid-in capital, and to ultimately attain profitability.

NOTE 3 – EARNINGS OR LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended December 31, 2002 and 2001, and for the period from November 6, 1998 (date of inception) to December 31, 2002:

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	For the Nine Months Ended December 31, 2002	For the Nine Months Ended December 31, 2001	From Inception (November 6,1998) to December 31, 2002
Numerator-net loss	$ (36,441)	$ (13,630)	$ (133,295)	$(129,283)	$ (473,284)
Denominator-weighted average number of common shares outstanding	8,740,625	7,478,889	8,324,700	6,052,963	6,346,070
Basic and diluted loss per common share	$ (0.004)	$ (0.002)	$ (0.016)	$ (0.02)	$ (0.075)

NOTE 4 – RELATED PARTY TRANSACTIONS

Management and consulting services – During the nine months ended December 31, 2002 and 2001, the Company charged $47,667, and $24,000, respectively to operations for management and consulting fees incurred for services rendered by certain directors and officers as follows:  (i) Herdev S. Rayat, the former president and majority stockholder, ($22,667 and $24,000, respectively); and (ii) Harmel S. Rayat, Secretary and Treasurer, ($25,000 for fiscal year ended March 31, 2003only). Included in accrued expenses at December 31, 2002 is accrued management fees totaling $117,000, which are due to the above-mentioned related parties. The Company has not converted any debt to equity.

Properties – The Company's office is located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by Mr. Herdev S. Rayat, the Company's former President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 5 – CHANGE IN CONTROL

On December 19, 2002, the Company’s former President and majority shareholder, Mr. Herdev S. Rayat entered into a Stock Purchase and Sales Agreement with Mr. Harmel S. Rayat, Secretary, Treasures and a Director of the Company. Pursuant to the terms and conditions of the Stock Purchase and Sales Agreement, the controlling interest in the Company was transferred from the majority shareholder to Mr. Harmel S. Rayat.  The purchase price was $5,000 representing 5,000,000 shares of common stock at $0.001 per common share.

NOTE 6 – SUBSEQUENT EVENTS

On February 7, 2003, the Company canceled 300,000 shares of previously issued common stock on August 5, 2002, to Equityalert.com, Inc. for marketing and advertising services, which were never rendered.  The net effect decreases net loss for the nine months ended December 31, 2002, and deficit accumulated during the development stage by $24,000 and reduces total shares outstanding to 8,440,625.  There was no effect on net loss per common share.

ITEM 2.

Management’s discussion and analysis of plan of operations

Caution concerning forward-looking statements

When used in this discussion, the words, "believes,” "anticipates,” "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Actual results, performance or achievements could differ materially from those anticipated in such forward looking statements as a result of numerous factors, including but not limited to the Company’s ability to continually expand its client base and other factors described in the company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

General and Administrative Expenses. During the three and nine months ended December 31, 2002, the Company incurred $34,653 and $128,246, respectively, in general and administrative expenses, an increase of 185% and 3% from the same periods in 2001. These increases are primarily due to higher costs charged for management, website development and fees for marketing and advertising.

Interest Income. Interest income was $933 and $496 for the nine-month period ended December 31, 2002 and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of December 31, 2002, the Company's accumulated deficit was $473,284 and as a result, there has been no provision for income taxes to date.

Net Loss. For the nine-month period ended December 31, 2002 and 2001, the Company recorded a net loss of $133,295 and $129,283, respectively.

Liquidity and Capital Resources.  As at December 31, 2002, the Company had a cash balance of $180,395, compared to $198,816 at March 31, 2002.   The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Plan of Operations

The Company’s principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its Secretary, Treasurer, Director and majority shareholder at a rate of $5,000 per month, which could result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid.

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

Related Party Transactions

During the nine months ended December 31, 2002 and 2001, the Company charged $47,667, and $24,000, respectively to operations for management and consulting fees incurred for services rendered by certain directors and officers as follows:  (i) Herdev S. Rayat, the Company’s past President, ($22,667 and $24,000, respectively); and (ii) Harmel S. Rayat, Secretary and Treasurer and majority stockholder, ($25,000 for the fiscal year ended March 31, 2003 only). Included in accrued expenses at December 31, 2002 is accrued management fees totaling $117,000, which are due to the above-mentioned related parties. The Company has not converted any debt to equity.

The Company's office is located at Suite 214, 1628 West 1st  Avenue, Vancouver, BC, V6J 1G1. These premises are owned Mr. Herdev S. Rayat, the Company's past President and CEO.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Critical Accounting Policies And Estimates

Our discussion and analysis of plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the quarter ended December 31, 2002, the Company does not presently have any "critical accounting policies."

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board has issued the following accounting pronouncement:

SFAS No. 148 –“Accounting for Stock Based Compensation-Transition and Disclosure,” was adopted in December 2002, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. Management is presently assessing the impact on its financial position and results of operations.

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

PART II – Other Information

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None.

Item 3.    Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

99.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

On December 20, 2002, the Company filed a Form 8-K to disclose the following events:

Item 5. Other Events

On December 19, 2002, the Company’s President and majority shareholder, Mr. Herdev S. Rayat entered into a Stock Purchase and Sales Agreement with Mr. Harmel S. Rayat, a Director of the Company. Pursuant to the terms and conditions of the Stock Purchase and Sales Agreement, the controlling interest in the Company will be transferred from the majority shareholder to Mr. Harmel S. Rayat.

Item 6. Resignations of Registrant’s Directors

At a Board of Directors meeting held on December 20, 2002, Mr. Herdev S. Rayat tendered his resignation as the Company’s President and CEO and as a Director. During the same meeting, the Board of Directors approved and authorized the appointment of Ms. Terri DuMoulin as a Director of the Company and as the Company’s new President and CEO.

Ms. DuMoulin has had extensive experience in the investment field dealing with early stage companies. Between June 1995 and October 1996, she worked as a licensed investment advisor’s assistant at Canaccord Capital Corp., before taking on the duties of an office manager for a private management firm dealing with junior resource companies during October 1996 through November 1997.  During the period from November 1997 through August 2002, she worked as a licensed investment advisor and trader specializing in institutional and high net worth investor trading at several Canadian investment dealers, most recently with Golden Capital Securities Ltd. Since August 2002 to present, Ms. DuMoulin has served as a director and secretary of Greystoke Venture Capital Inc., a private investment firm.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Deal.net, Inc

/s/ Terri DuMoulin

---------------------

Terri DuMoulin

CEO and President

/s/ Harv Dhaliwal

---------------------

Harv Dhaliwal

Director

/s/ Harmel S. Rayat

------------------------

Harmel S. Rayat

Director, Secretary & Treasurer

Principal Financial Officer

Dated: February 10, 2003

CERTIFICATIONS

I, Terri DuMoulin, certify that:

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

Date: February 10, 2003

_______________________
Terri DuMoulin

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

Date: February 10, 2003

_______________________

Harmel S. Rayat

Principal Financial Officer

EXHIBITS

Exhibit 99.1

Certification

STATEMENT OF CHIEF EXECUTIVE OFFICER OF E DEAL.NET, INC.

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO (S) 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of E Deal.Net, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Terri DuMoulin, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     1)   The Report fully complies with the requirements of Section 13(a) or 5(d) of the Securities and Exchange Act of 1934; and

     2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 10, 2003

/s/ Terri  DuMoulin,

President and Chief Executive Officer

Exhibit 99.2

Certification

STATEMENT OF CHIEF ACCOUNTING OFFICER OF E DEAL.NET, INC.

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO (S) 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of E Deal.Net, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  February 10, 2003

/s/ Harmel S. Rayat,

Principal Financial Officer