Form 10KSB
period 2003-03-31
E DEAL NET INC
filed 2003-06-30
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31st, 2003

Commission file number:  333-52040

E.DEAL.NET, INC.

(exact name of small business issuer as specified in its charter)

NEVADA

98-0195748

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

Suite 216 – 1628 West 1st Avenue, Vancouver, BC

V6J 1G1

(Address of principal executive offices)

(Postal Code)

Registrant's telephone number, including area code:

(604) 659-5005

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value,

listed on the Pink Sheets

Indicate by check mark whether the registrant:  (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.  Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.00.

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of June 20th, 2003:  $844,062. Number of shares of Common Stock, $0.001 par value, outstanding as of June 20th, 2003: 8,440,625.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

TABLE OF CONTENTS

PART I

         PAGE

Item  1.

Description of Business

3

Item  2.

Description of Property

13

Item  3.

Legal Proceedings

13

Item  4.

Submissions of Matters to a Vote of Security Holders

14

PART II

Item  5.

Market for Common Equity and Related Stockholder Matters

14

Item  6.

Management's Discussion and Analysis or Plan of Operations

15

Item  7.

Financial Statements

20

Item  8.

Changes in and Disagreements with Accountants on Accounting and

33

Financial Disclosure

PART III

Item  9.

Directors, Executive Officers, Promoters and Control Persons;

33

Compliance with Section 16(a) of the Exchange Act

Item 10.

Executive Compensation

33

Item 11.

Security Ownership of Certain Beneficial Owners and Management

35

Item 12.

Certain Relationships and Related Transactions

35

Item 13.

Exhibits and Reports on Form 8-K

36

Item 14.

Controls and Procedures

37

Item 15. Principal Accountant Fees and Services

38

Signatures

39

Certifications

39

Exhibits

42

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties.

Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, lack of operating history, limited revenues since inception, loss or retirement of key executives and dependence on key personnel, capacity restraints, inability to obtain funding, adverse effect of shares eligible for future sale, potential fluctuations in quarterly results, misappropriation of proprietary information, environmental matters, adverse federal, state and local government regulation, litigation and administrative proceedings involving the Company, resulting in unanticipated losses, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company.

In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Forward-Looking Statements

The  information  in  this Annual Report on Form 10-KSB contains forward-looking statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended,  and  Section  21E  of the Securities Exchange Act of 1934, as amended. These  forward-looking  statements  involve  risks  and uncertainties, including statements regarding the Company’s capital needs, business plans and expectations. Factors that could cause differences include those discussed below in "Risk Factors", as well as those discussed elsewhere herein and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

Any statements contained herein that are not statements of  historical  facts  may  be  deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will",  "should",  "expect",  "plan",  "intend",  "anticipate",  "believe", "estimate",  "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating  these statements, you should consider various factors, including the risks  outlined  below, and, from time to time, in other reports the Company files with  the  SEC.  These  factors  may  cause the Company’s actual results to differ materially  from  any  forward-looking  statement.  The information  constitutes  forward-looking  statements  within the meaning of the Private  Securities  Litigation  Reform Act of 1995.  Given these uncertainties, readers  are  cautioned  not  to  place  undue  reliance on such forward-looking statements.

The Company

e.Deal.net, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6th, 1998, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.

e.Deal.net, Inc. is a development stage company and through our website, www.edeal.net, we provide a wide range of automotive information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, information on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

Buying a vehicle is considered to be one of the most significant purchases a United States consumer makes. According to Manheim Auctions, approximately $747 billion and $736 billion was spent on purchasing new and used vehicles in the United States in 2002 and 2001, respectively.  As with each new vehicle sold, several used vehicle transfers are executed in its wake, thus generating used vehicle sales of 43 million in 2002. The number of used vehicles represents a figure that is two and a half times larger than the number of new vehicles sold. The retail value of used vehicle transactions was more than $370 billion in 2002.

In 1998, 25% of all new car buyers used the Internet during their car purchasing process. According to J.D. Power and Associates, that number rose to 60% in 2002.

By 2007, 37% of all new car sales will be the direct result of a specific purchase decision made online, according to Jupiter Media Metrix. Studies from major third party research companies indicate that consumers overwhelmingly prefer independent, multi-brand Web sites to manufacturer and dealer Web sites.

Employees

At March 31st, 2003, the Company had no employees, but used 2 part-time contractors. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. Our part-time contractors consist of one  executive  officer and one  administrative employee.  Labor unions or other collective bargaining groups represent none of the Company’s employees.

Risk Factors

In addition to other information in this 10-KSB, the following risk factors should be carefully considered in evaluating our business since the Company operates in a highly changing and complex business environment that involves numerous risks, some of which are beyond our control. The following discussion highlights a few of these risk factors, any one of which may have a significant adverse impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this 10-KSB, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

Our early stage of development makes it difficult to evaluate our business and prospects.

Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base operating expense budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in a new and rapidly-evolving industry.

We have a general history of losses and cannot assure you that we will operate profitability in the future.

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through March 31st, 2003, we have accumulated losses of $489,922.

Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

The manner in which we intend to conduct our business and charge for our services is new and unproven. Due to the cost and delay inherent in obtaining a market or feasibility study we have not commissioned any such study with regard to our proposed business model. Our business model depends upon our ability to generate revenue streams from multiple sources through our web site, including: subscription and advertising fees from consumers; revenue from facilitating automotive e-commerce transactions (such as financing, insurance, warranties and aftermarket products); fees from the online used vehicle sales services; fees from national advertising programs, promotions and services; and fees for enhanced private seller listings.

In order for us to be successful, large numbers of consumers must visit our web site on a regular basis to attract consumers, vendors and advertisers to list vehicles and to advertise and offer products and services through our web site. Therefore, we must not only develop services that directly generate revenue, but also provide information that attracts consumers to our web site frequently. We will need to develop new offerings in each of these areas as consumer preferences change and new competitors emerge. We cannot assure you that we will be able to provide consumers with an acceptable blend of services and information. We provide information to consumers without charge, and we may not be able to generate sufficient revenue to pay for these services. Accordingly, at this time we cannot be sure that our business model will be successful or that we can generate any operating revenue or become profitable.

Our Strategy will require significant expenditures and our business may not generate sufficient revenues to cover these expenditures.

Our business will depend heavily on the recognition and value of the e.Deal.net brand. In particular, we believe that obtaining recognition as a marketplace destination for used vehicles is critical to attracting consumers, dealers, private sellers, commercial vendors and advertisers to our web site. In order to develop the e.Deal.net brand, we expect that operating expenses, particularly sales and marketing expenditures, will require a large portion of our resources. This high level of expenditures will have a negative impact on our results of operations. If we are unable to generate revenues as a result of these investments in our business, we may never achieve or sustain profitability and may not have the ability to or the resources to continue marketing our services.

We operate in a market that is intensely and increasingly competitive.

The market for providers of used vehicle information and automotive products and services, including classified advertising, is constantly evolving and intensely competitive, and we expect competition to increase significantly due to a number of factors, including low barriers to entry and the relative ease of establishing web sites. There are a number of web sites that offer vehicle listings, including vehicle manufacturers' own web sites and web sites containing electronic classified advertisements, and automotive products and services. In addition, there are numerous web sites that offer vehicle information and other content, as well as community offerings, directly to the vehicle-purchasing consumer or to targeted audiences such as vintage car enthusiasts. We also face competition from traditional media companies such as newspapers, niche classified publishers and television and radio companies, many of which currently operate web sites. In addition to direct competitors, we also compete indirectly with vehicle brokerage firms, discount warehouse clubs, automobile clubs and vehicle auctioneers. Due to low barrier to entry, we expect additional competitors to enter our market in the future. The automotive e-commerce market is rapidly evolving, and we expect competition among e-commerce companies to increase significantly. We cannot assure you that web sites maintained by our existing and potential competitors will not be perceived by consumers, dealers, other potential automotive vendors or advertisers as being superior to ours. We also cannot assure you that we will be able to maintain or increase the levels of visitors logging onto our web site and the number of leads these visitors generate for sellers of used vehicles and automotive products and services or that competitors will not experience greater growth in these areas than we do.

The existence of these competitors, many of which are larger and better financed, may make it impossible for us to establish ourselves as a viable business in the first place; and, even if we do establish ourselves our ultimate market share may be less than is needed for us to attain profitability. This is turn may have a significant adverse impact on the value of our shares.

Some of our competitors have longer operating histories, larger installed customer bases, greater name recognition and longer relationships with clients and significantly greater financial, technical, marketing and public relations resources than our business. Our competitors may also be better positioned to address technological and market developments or may react more favorably to technological changes. Competitors may develop or offer strategic services that provide significant technological, creative, performance, price or other advantages over the services offered by our business. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in us could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

Our business is dependent on the economic strength of the automotive industry.

We believe that the strength of the automotive industry significantly impacts both the revenues we may potentially derive from our business, other automotive vendors and advertisers and the consumer traffic to our web site. The sale of motor vehicles historically have been subject to cyclical variation characterized by periods of surplus supply and reduced demand. Vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations in our industry depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions, consumer confidence in the economy, the prospects of war, other international conflicts or terrorist attacks, the level of manufacturer incentives, the level of personal discretionary spending, product quality, affordability and innovation, interest rates, fuel prices, credit availability, unemployment rates and the number of consumers whose vehicle leases are expiring . In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or an increase in interest rates or tightening of lending may affect us more significantly than companies in other industries.

Recently, gas prices have increased and may continue to increase due to the volatile situations throughout the world and with continuing military action, which may consequently trigger a reduced demand for vehicles. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions on our business, financial condition and results of operations.

We cannot assure that our business will not be materially adversely affected as a result of an industry or general economic downturn. If we do not time our entry into the market correctly we may not be able to implement our business due to our limited resources. Moreover, once we have entered the market, any decrease in the level of vehicle sales could have a material adverse effect on our ability to attain revenues and ultimately profitability.

We may be subject to general vehicle-related laws which may require the use of more of our capital.

There are numerous state laws regarding the sale of vehicles. In addition, government authorities may take the position that state or federal insurance licensing laws, vehicle financing laws, motor vehicle dealer laws or related consumer protection or product liability laws apply to aspects of our business. If federal or individual states' regulatory requirements change or additional requirements are imposed on us, we may be required to modify aspects of our business in those states in a manner that might undermine the attractiveness of our web site's products and services to consumers, dealers, automotive vendors or advertisers or require us to terminate operations in that state, either of which could harm our business. As we introduce new services and if we expand our operations to other countries, we could become subject to additional licensing and regulatory requirements. Substantially all states have laws that broadly define brokerage activities, and government authorities may take the position that under these laws we are acting as a broker. If this occurs, we may be required to comply with burdensome licensing requirements or terminate our operations in those states. In either case, our business, results of operations and financial condition could be materially and adversely affected.

We must provide a high-quality user experience with a wide range of content and services in order to establish our brand.

Promotion and enhancement of the e.Deal.net brand will depend largely on our success in consistently providing a high-quality consumer experience for buyers and sellers of vehicles and automotive products and services, as well as relevant and useful information. In this regard, we will need to constantly develop and introduce new features, functions and services designed to enhance brand name recognition and loyalty.

If consumers, dealers, automotive vendors and advertisers do not perceive our service offerings to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by such groups, the value of our brand could be impaired or diluted. Such brand impairment or dilution could decrease the attractiveness of e.Deal.net to one or more of these groups, which could materially and adversely affect our ability to attract advertising and other revenues. Diminished revenues will not only affect our profitability but the value of our shares as well.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs and diversion of management attention.

We are in a market in which a growing number of companies provide similar services. We cannot be certain that our services do not infringe on patents or other intellectual property rights of others that may relate to our services. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Any claims against us relating to the infringement of third-party proprietary rights, even if not meritorious, could result in substantial costs, diversion of resources and management attention and in injunctions preventing us from distributing these services. A successful infringement claim against us could materially and adversely affect us in the following ways:

- we may be liable for damages and litigation costs, including attorneys' fees;

- we may be enjoined from further use of the intellectual property;

- we may have to license the intellectual property, incurring licensing fees;

- we may have to develop a non-infringing alternative, which could be costly and delay projects; and

- we may have to indemnify users of our web site with respect to losses incurred s a result of our    infringement of the intellectual property.

If we do not retain our key management personnel and attract and retain other highly skilled employees, our business will suffer.

Our future success depends on the skills, experience and performance of our senior management team, other key personnel and advisors, and their ability to operate effectively, both individually and as a group. If any of our existing senior management or other key personnel were to leave the company, it would be difficult to replace them, and our business would be materially harmed. There are no employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our key employees.

Our success will also depend on our ability to recruit, retain and motivate additional highly skilled sales, marketing and engineering personnel. We believe we will face significant competition for individuals with the skills required to develop, market and support our products and services.

We may be unable to raise additional capital in the future.

We may not be able to obtain additional funding when needed, which could limit future expansion and marketing opportunities and result in lower than anticipated revenues. We may require additional financing to further develop our business and to pursue other business opportunities.

If the market price of the common stock declines, some potential financiers may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms.  To the extent that we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. If we are unable to obtain financing on favorable terms, or at all, this unavailability could prevent us from expanding our business, which could materially impact our future potential revenues and our business.

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet investors' expectations and may result in a decline in our stock price.

Our quarterly operating results may vary significantly in the future. Moreover, as a result of our limited operating history it is difficult to accurately forecast our revenue in any given period. Accordingly, we believe that period-to-period comparisons of our historical results of operations are not necessarily meaningful and should not be relied upon as indications of sustainable trends or other future performance. If our revenues, operating results or earnings are below the levels expected by investors, our stock price is likely to decline.

The price of our common stock may fluctuate significantly and may be negatively affected by factors beyond our ability to control or predict.

The price of our common stock may be affected by broader market trends unrelated to our or our competitors' operating performances. Our stock price and the stock prices of many other companies in the technology and emerging growth sectors have historically experienced wide fluctuations, including rapid rises and declines in stock prices that have often been unrelated to the operating performance of such companies. Volatile trends and fluctuations are typically the result of the combination of general economic, political and market conditions.

These factors are beyond our ability to control or predict.

Our principal shareholders, executive officers and directors have significant voting power and may take actions that may not be in the best interest of our shareholders.

Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own more than 76% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Applicable SEC rules governing the trading of “Penny Stocks" limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board.  Since our common  stock  continues  to trade  below $5.00 per share,  our common  stock is considered  a "penny  stock" and is subject to SEC rules and  regulations, which impose  limitations  upon the manner in which our shares can be publicly traded.

These regulations require the delivery,  prior to any transaction  involving a penny stock, of a disclosure  schedule explaining the penny stock market and the associated risks.  Under these  regulations,  certain brokers who recommend such securities to persons  other than  established  customers or certain  accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's  written agreement to a transaction prior to sale.  These  regulations have the effect of limiting the trading activity of our common  stock and  reducing the  liquidity  of an  investment  in our common stock.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

-

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

-

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation.  Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are  securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated  quotation  system  (NASDAQ-listed stocks must still meet  requirement  (i)  above);  or (iv) of an issuer with net tangible  assets  less than  $2,000,000  (if the issuer  has been in  continuous operation  for at least three years) or $5,000,000  (if in continuous  operation for less  than  three  years),  or with  average  annual  revenues  of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers  dealing in penny stocks to provide  potential  investors with a document  disclosing  the risks of penny stocks and to obtain a manually  signed and dated written receipt of the document before  effecting any transaction in a penny stock for the  investor's  account.  Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 of the  Commission  requires  broker-dealers  in penny stocks to approve the  account of any  investor  for  transactions  in such stocks  before selling  any  penny  stock  to  that  investor.   This  procedure  requires  the broker-dealer to (i) obtain from the investor information  concerning his or her financial  situation,  investment  experience  and investment  objectives;  (ii) reasonably  determine,  based on that  information,  that  transactions in penny stocks are  suitable  for the  investor  and that the  investor  has  sufficient knowledge and experience as to be reasonably  capable of evaluating the risks of penny stock  transactions;  (iii) provide the investor with a written  statement setting forth the basis on which the  broker-dealer  made the  determination  in (ii) above;  and (iv) receive a signed and dated copy of such statement from the investor,  confirming  that it  accurately  reflects  the  investor's  financial situation,  investment  experience and investment  objectives.  Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Future sales of large amounts of common stock could adversely effect the market price of our common stock and our ability to raise capital.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of outstanding warrants and future option grants, could adversely affect the market price of our common stock.

Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of warrants will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

We must adhere to environmental regulations.

The Company believes it conducts its business in compliance with all environmental laws presently applicable to its facilities.  To date, there have been no expenses incurred by the Company related to environmental issues.

Internet commerce has yet to attract significant regulation. Government regulations may result in increased costs that may reduce our future earnings.

There are currently very few laws or regulations that apply directly to the Internet. Since our business is entirely dependent on the Internet, the adoption of new local, state or national laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for our services and increase our costs or otherwise have a material adverse effect on our business, results of operations and financial condition.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes in the future.

We may not have a majority of independent directors.

We cannot guarantee our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

We do not intend to pay dividends in the foreseeable future.

We have never declared  nor paid a dividend  on our  common  stock.  We intend to retain earnings, if any, for use in the operation and expansion of our business  and,  therefore,  do  not  anticipate  paying  any  dividends  in  the foreseeable future.

ITEM 2: DESCRIPTION OF BUSINESS

The Company's office, which is jointly owned by the wife and father of the Company's Secretary and Treasurer, is located at 1628 West 1st Avenue, Suite 216, Vancouver, B.C., V6J-1G1.  This office is approximately 1500 square feet and during the fiscal year ended March 31st, 2003, the Company was not obligated to pay any rent. The property described above is in satisfactory condition for the purpose for which it is used.

ITEM 3: LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding nor is it aware  of  any  proceeding  contemplated  by any  governmental  authority involving the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth  quarter of our fiscal year ended  March 31st, 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

Our common stock trades on the NASDAQ Pink Sheets under the symbol "EDAN".  The following table lists the high and low per share sales prices for the common stock as reported by the OTC for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended

High

Low

Second Quarter 2001

$  n/a

$  n/a

Third Quarter 2001

$  0.10

$  0.10

Fourth Quarter 2001

$  0.09

$  0.09

First Quarter 2002

$  0.15

$  0.10

Second Quarter 2002

$  0.10

$  0.10

Third Quarter 2002

$  0.08

$  0.07

Fourth Quarter 2002

$  0.30

$  0.10

First Quarter 2003

$  0.10

$  0.07

April 1, 2003 – June 20, 2003*

$  0.10

$  0.05

*Reflects partial period

(b) Holders

As at March 31st, 2003, there were  approximately 79 registered  stockholders of record of the Company's Common Stock.

(c) Dividend Policy

Holders of our common stock are entitled to dividends when and if declared by the board of directors out of funds legally available therefore. We have not declared or paid any dividends on our common stock since inception and do not anticipate the declaration or payment of cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that dividends of any kind will ever be paid.

Our Board of Directors  has the right to authorize  the issuance of preferred stock, without further shareholder approval,  the holders of which may have  preferences  over  the  holders  of the  Common  Stock  as to  payment of dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities

remaining available for

Number of Securities to be

Weighted-average exercise

future issuance under

issued upon exercise of

price of outstanding

equity compensation plans

outstanding options,

options, warrants and

(excluding securities

warrants and rights

rights

reflected in column (a))

Plan Category

(a)

(b)

 (c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

0

0

5,000,000

Equity compensation plans not

approved by security holders

 --

                   --

        --____________________________________________________________________________________________________________

Total

0

0

5,000,000

(e) Recent Sales of Unregistered Securities

During the fiscal year ended March 31st, 2003, we sold unregistered shares of our securities in the following transactions:

(i)

On August 5th, 2002, the Board of Directors agreed to issue 600,525 restricted shares of its common stock at a price of $0.08 per share in exchange for website development and hosting services valued at $48,050 from Entheos Technologies, Inc. Harmel S. Rayat, a Director and majority shareholder of the Company, is also a Director and majority shareholder of Entheos Technologies, Inc.

(ii)

On August 5th, 2002, the Board of Directors agreed to issue 300,000 restricted shares of its common stock at a price of $0.08 per share in exchange for investor relations services valued at $24,000 from EquityAlert.com, Inc., a wholly owned subsidiary of Innotech Corporation.  These services were not rendered and, on February 4th, 2003, the 300,000 previously issued shares were cancelled by mutual agreement. During this time, Harmel S. Rayat, a Director and majority shareholder of the Company, was also a Director and majority shareholder of Innotech Corporation.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This  Management's  Discussion  and Analysis and Plan of Operation  and other parts of this Report contain forward-looking statements that involve risks and uncertainties.  All  forward-looking  statements included in this Report are based on  information  available  to the  Company  on the date  hereof,  and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from those anticipated in these forward-looking  statements as a result of a number of factors,  including those set forth in the Section  captioned  "Risk  Factors" in Item 1 and  elsewhere in this  Report.  The  following  should be read in  conjunction  with the  audited financial statements of the Company included elsewhere herein.

Overview

eDeal.net, Inc. is an online destination for consumers and automotive professionals for information on all makes of cars and trucks. Through our website, www.edeal.net, we provide a wide range of automotive and truck information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, specials on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

Critical Accounting Policies

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its financial statements.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Contingencies

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our future financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Results of Operations

Year Ended March 31st, 2003 Compared to Year Ended March 31st, 2002

Revenues

The Company did not generate revenues for the year ended March 31st, 2003, or for the year ended March 31st, 2002.

General and Administrative Expenses

During year ended March 31st, 2003, the Company incurred  $143,001 in general and administrative expenses, an increase of 3.5% over  year ended March 31st, 2002 expenses of $138,139. This modest increase is primarily attributed to an increase in website development fees and management fees.

Interest Income

Interest income was $1,043 and $877 for the years ended March 31st, 2003 and 2002, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Interest Expenses

Interest expense increased from $7,279 in year ended March 31st, 2002 to $7,975 in year ended March 31st, 2003.

Provision for Income Taxes

As at March 31st, 2003, the Company's accumulated deficit was  $489,922 and as a result, there has been no provision for income taxes to date.

Net Loss

For the year ended March 31st, 2003, the Company recorded a net loss of $149,933, or $0.02 per share, versus a net loss of $144,541, or $0.02 per share, an increase of 3.7% for the same twelve-month period ending March 31st, 2002.

Liquidity and Capital Resources

At March 31st, 2003, the Company had a cash balance of $171,671. During year ended March 31, 2003, the Company used $27,145 of net cash in operating activities, as compared to $131,631 of net cash used in year ended March 31st, 2002. This decrease in net cash used in operating activities was due mainly to net losses from operations and an increase in accounts payable between the years.

There were no cash flows provided by or used in investing activities for the years ended March 31, 2003 and 2002.   We have  financed our operations primarily from cash on hand and through the issuance of restricted common shares.

Net cash flows provided by financing activities was $0 in year ended March 31st, 2003, compared to  $320,000 in year ended March 31st, 2002, representing $320,000 cash raised from the sale of common stock and $70,000 provided by shareholder loans.

Plan of Operation

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

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

The Company may raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Going Concern

We have incurred net operating losses since inception.  We  face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth.  Our  recurring losses raise substantial doubt about its ability to continue as a going concern.  Our  financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.   We  expect to incur losses as we expand our  businesses and will require additional funding during 2004.  The satisfaction of our cash hereafter will depend in large part on our  ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations.

To meet these objectives, we plan to seek additional equity and expect to raise funds through a private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise our  operating and financial requirements provide the opportunity for the Company to continue as a going concern  Our  ability to achieve these objectives cannot be determined at this time.

Related Party Transactions

Notes payable – related party and accrued interest

Notes payable at March 31, 2003, represents four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand.  Accrued interest on the above notes amounted to $11,963 as of March 31, 2003.  Interest expense was $7,975 and $7,279 as of March 31, 2003 and 2002, respectively, and $15,619 for the period from inception (November 6, 1998) to March 31, 2003.

Accrued management fees

Accrued management fees of $141,333 represent amounts owed to the Company’s former President, Herdev S. Rayat ($101,333) and its current Secretary, Treasurer and Director, Harmel S. Rayat ($40,000.)

Management and consulting fees for the years ended March 31, 2003 and 2002 were $77,000 and $32,000, respectively, and $155,418 for the period from inception (November 6, 1998) to March 31, 2003.  Management and consulting fees incurred for services rendered by certain directors and officers for the years ended March 31, 2003 and 2002 were as follows:  (i) Herdev S. Rayat, the former President and  CEO ($32,000 and $32,000, respectively); (ii) Harmel S. Rayat, Secretary and Treasurer, ($40,000 and $0, respectively); and (iii) Terri DuMoulin, the Company’s current President and Director ($5,000 and $0, respectively.)  At present, there is no written agreement between e.Deal and Harmel S. Rayat for management and consulting services provided at the rate of $5,000 per month.

Change in control

On December 19, 2002, the Company’s former President and majority shareholder, Mr. Herdev S. Rayat entered into a Stock Purchase and Sales Agreement with Mr. Harmel S. Rayat, Secretary, Treasurer and a Director of the Company.  Pursuant to the terms and conditions of the Stock Purchase and Sales Agreement, the controlling interest in the Company was transferred from the majority shareholder to Mr. Harmel S. Rayat.  The purchase price was $5,000 representing 5,000,000 shares of common stock at $0.001 per common share.

Website fees

On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share.)

Marketing and advertising services

On August 5, 2002, the Company issued 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly-owned subsidiary of Innotech Corporation, a Company with the same director and majority shareholder as this Company, for marketing and advertising services valued at $24,000.  The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company’s common stock.  The shares were canceled on February 4, 2003, due to the services not being performed as agreed.

Properties

During the fiscal year ended March 31, 2003, and to date, the Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by Tajinder Chohan and Kundan S. Rayat, the wife and father, respectively, of our current Secretary, Treasurer, Director and majority shareholder.  At present, the Company pays no rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.  During the fiscal year ended March 31, 2002, the Company's office was located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by Mr. Herdev S. Rayat, the Company’s former President and CEO, and the Company agreed to pay $500 per month.  Charged to operations for the fiscal year ended March 31, 2002 was $3,500.

Warrants – Warrants held family by members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

e.Deal.net, Inc.

Index to the Financial Statements

_____________________________________________________________________________________

Independent Auditors’ Report

2

Balance Sheet at March 31, 2003

3

Statements of Operations for the years ended March 31, 2003 and 2002, and for the period from inception (November 6, 1998) to March 31, 2003

4

Statements of Changes in Stockholders’ Equity (A Deficit) for the period from inception

(November 6, 1998) to March 31, 2003

5

Statements of Cash Flows for the years ended March 31, 2003 and 2002, and for the period from inception (November 6, 1998) to March 31, 2003

6

Notes to the Financial Statements

7-14

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

e.Deal.net, Inc.

We have audited the accompanying balance sheet of e.Deal.net, Inc., a Nevada Corporation, (A Development Stage Company) as of March 31, 2003, and the related statements of operations, changes in stockholders’ equity (a deficit), and cash flows for the years ended March 31, 2003 and 2002, and for the period from April 1, 2001 to March 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these statements based on our audits.  The related statements of operations, stockholders’ equity, and cash flows of e.Deal.net, Inc. from inception of the development stage on November 6, 1998 through March 31, 2001, were audited by other auditors whose report, dated May 7, 2001, expressed an unqualified opinion with an explanatory paragraph discussing an uncertainty to continue as a going concern.  Our opinion on the statements of operations, stockholders’ equity (a deficit) and cash flows from inception of the development stage on November 6, 1998 through March 31, 2001, insofar as it relates to amounts for prior periods through March 31, 2001, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of e.Deal.net, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net operating losses since inception (November 6, 1998), a working capital deficiency, and a net stockholders’ deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The continued existence of the Company is dependent upon its ability to meet its future financing requirements and the success of future operations.  Management’s plans regarding the matters are also disclosed in Note 2 to the financial statements.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.

Phoenix, Arizona

June 3, 2003

e.Deal.net, Inc.

(A Development Stage Company)

 Balance Sheet

March 31, 2003

ASSETS

Current Assets
Cash	$171,671
Total current assets	171,671

Fixed asset, net (Note 3)	548

Total assets	$172,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$10,795
Accrued management fees – related party (Note 4)	141,333
Accrued interest – related party (Note 4)	11,963
Notes payable – related party (Note 4)	110,000
Total current liabilities	274,091

Commitments and contingencies (Note 4)

Stockholders' Deficit
Preferred stock: $0.01 par value; authorized: 1,000,000; issued and outstanding: none	-
Common stock: $0.001 par value; authorized shares: 100,000,000; issued and outstanding: 8,440,625	8,441
Additional paid-in capital	379,609
Deficit accumulated during the development stage	(489,922)
Total stockholders' deficit	(101,872)

Total liabilities and stockholders’ deficit	$172,219

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

 Statements of Operations

For the years ended March 31, 2003 and 2002, and for the period from inception (November 6, 1998) to March 31, 2003

	Year Ended March 31, 2003	Year Ended March 31, 2002	Cumulative from Inception

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	14,637	40,923	137,431
Website fees – related party (Note 4)	48,050	-	48,050
Payroll and payroll related expense	-	35,161	79,136
Management and consulting fees – related party (Note 4)	77,000	32,000	155,418
Rent (Note 6)	-	16,907	27,631
Depreciation (Note 3)	1,506	657	2,738
Other expenses	1,808	12,491	31,791
Total general and administrative expenses	143,001	138,139	482,195

Other Expenses
Interest income	1,043	877	7,892
Interest expense	(7,975)	(7,279)	(15,619)
Total other expenses	(6,932)	(6,402)	(7,727)

Net loss before income taxes	(149,933)	(144,541)	(489,922)

Provision for income taxes (Note 5)	-	-	-

Net loss available to common stockholders	$(149,933)	$(144,541)	$(489,922)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding	8,377,115	6,470,137	6,277,164

The accompanying notes are an integral part of these financial statements .

e.Deal.net, Inc.

(A Development Stage Company)

 Statements of Changes in Stockholders’ Equity (A Deficit)

For the Period from Inception (November 6, 1998) to March 31, 2003

	Preferred stock	Common stock shares	Common stock amount	Additional paid-in capital	Deficit accumulated during the development stage	Total
Inception, November 6, 1998	-	-	$-	$-	$-	$-
Restricted common stock issued at $0.001 per share to a related party for management services	-	5,000,000	5,000	-	-	5,000
Common stock issued for cash at $0.25 per share fiscal year ended March 31, 1999	-	340,000	340	84,660	-	85,000
Loss, inception (November 6, 1998) to March 31, 1999	-	-	-	-	(7,470)	(7,470)
Balance, March 31, 1999	-	5,340,000	5,340	84,660	(7,470)	82,530
Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)
Balance, March 31, 2000	-	5,340,000	5,340	84,660	(23,655)	66,345
Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)
Balance, March 31, 2001	-	5,340,000	5,340	84,660	(195,448)	(105,448)
Common stock issued for cash at $0.10 per share, October 17, 2001	-	2,500,000	2,500	247,500	-	250,000
Loss, year ended March 31,2002	-	-	-	-	(144,541)	(144,541)
Balance, March 31, 2002	-	7,840,000	7,840	332,160	(339,989)	11
Restricted common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	-	600,625	601	47,449	-	48,050
Restricted common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	-	300,000	300	23,700	-	24,000
Cancellation of previously issued restricted common stock, February 4, 2003	-	(300,000)	(300)	(23,700)	-	(24,000)
Loss, year ended March 31, 2003					(149,933)	(149,933)
Balance, March 31, 2003	-	8,440,625	$8,441	$379,609	$(489,922)	$(101,872)

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

 Statements of Cash Flows

For the years ended March 31, 2003 and 2002, and for the period from inception (November 6, 1998) to March 31, 2003

	Year Ended March 31, 2003	Year Ended March 31, 2002	Cumulative from inception

Cash flows from operating activities
Net loss	$(149,933)	$ (144,541)	$(489,922)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,506	657	2,738
Common stock issued for services	48,050	-	53,050
Changes in Assets and Liabilities
(Increase) decrease in security deposits	-	2,631	-
(Increase) decrease in prepaid expenses	-	2,681	-
Increase (decrease) in accounts payable and accrued expenses	(6,743)	(26,015)	10,795
Increase (decrease) in accrued management fees – related party	72,000	29,333	141,333
Increase (decrease) in accrued interest – related party	7,975	3,623	11,963
Net cash used in operating activities	(27,145)	(131,631)	(270,043)

Cash flows from investing activities
Capital expenditures	-	-	(3,286)
Net cash used in investing activities			(3,286)

Cash flows from financing activities
Proceeds from the sale of common stock	-	250,000	335,000
Proceeds from loans from related parties	-	70,000	110,000
Net cash provided by financing activities	-	320,000	445,000

Increase (decrease) in cash and cash equivalents	(27,145)	188,369	171,671
Cash and cash equivalents, beginning of period	198,816	10,447	-
Cash and cash equivalents, end of period	$171,671	$198,816	$171,671

Cash paid for:
Interest	-	$3,656	$3,656
Income taxes	-	-	-

Supplemental non-cash investing and financing activities:
Common stock issued for services rendered	$48,050	-	$53,050

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2003

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

Organization.  e.Deal.net, Inc. (the “Company” or “e.Deal”) was incorporated on November 6, 1998, under the laws of the State of Nevada with an authorized capital of 1,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

Capital Formation.  In November 1998, e.Deal issued a total of 5,000,000 shares of Rule 144 restricted common stock valued at $5,000 to its former President, Herdev S. Rayat, whom is deemed to be a founder of e.Deal.  The management services included the writing and development of e.Deal’s business plan, the development of corporate and operating strategies, and creative input into e.Deal’s website.

During the fiscal year ended March 31, 1999, e.Deal issued 340,000 shares of common stock in a private offering pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933.  Common shares were offered to non-accredited investors at $0.25 per share for a total cash consideration of $85,000.

During the fiscal year ended March 31, 2002, e.Deal sold 2,500,000 shares of common stock in a public offering for net proceeds of $250,000.  Each share of common stock came with a warrant to purchase one share of common stock at $0.20 per share.  The 2,500,000 warrants are exercisable for a period of 36 months from the date of issuance, which was October 17, 2001.  (See Note 4.) All of the warrants remain outstanding.

On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share.)   (See Note 4.)

On August 5, 2002, the Company issued 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly-owned subsidiary of Innotech Corporation, a Company with the same director and majority shareholder as this Company, for marketing and advertising services valued at $24,000.  The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company’s common stock.  The shares were subsequently canceled on February 4, 2003, due to the services not being performed as agreed.   (See Note 4.)

Nature of operations.  e.Deal is a development stage company whose initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  e.Deal has focused its efforts in the development of its online auto auction site at www.edeal.net.  The site is an online destination for consumers and automotive professionals seeking information on all makes of cars and trucks.  e.Deal provides a venue to buy and sell pre-owned vehicles; how to buy the right used vehicle, and how to sell a used vehicle.  Helpful features include review's on new and used vehicles, links to other automotive related sites, notice of safety and recalls by email alert, safety tips, maintenance tips, specials on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as revenues are realized from operations.  (See Note 2.)

Summary of Significant Accounting Policies.

Development stage company – A business is a defined as a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues.  (See Note 2).

ACCOUNTING METHOD – THE COMPANY USES THE ACCRUAL METHOD OF ACCOUNTING FOR FINANCIAL STATEMENT AND TAX RETURN PURPOSES.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

Related party transactions – A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Fair value of financial instruments – For certain of the Company’s financial instruments, including cash, accounts payable, accrued expenses, and notes payable, the carrying amounts approximate fair value due to their short maturities and approximate market interest rates of these instruments.

Cash and cash equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2003.

Property and equipment – Property and equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset.  Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

Income taxes – The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Earnings per share – Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as warrants, were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

Stock-based compensation – The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Comprehensive income – The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Long-lived assets – Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates therecoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements – The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 – SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30.  Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item.  Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions.  This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions.  This statement also makes technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 – SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”   This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 – SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises.  SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

November 2002 – FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities.  Initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  As of March 31, 2003, the Company did not have any outstanding guarantees.

December 2002 – SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”  This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This Statement is effective for financial statements for fiscal years ending after December 15, 2002.  This Statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

January 2003 – FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

April 2003 – SFAS No. 149, “Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.   This statement does not affect the Company.

May 2003 – SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

Pending accounting pronouncements – It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses since inception (November 6, 1998.)  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the "start up" nature of the Company's business, the Company expects to incur losses as it expands. To date, e.Deal’s cash flow requirements have been primarily met by debt and equity financing’s.  Management believes it has sufficient cash flow to meet its capital requirements for at least the next twelve months.  If e.Deal is unable to generate profits or unable to obtain additional funds for its workings capital needs, it may have to cease operations.

Management is devoting substantially all of its present efforts in securing and establishing a new business and has not generated any revenues.  To meet these objectives, the Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations.

The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.

NOTE 3 – FIXED ASSETS

Fixed assets consist of computer equipment with a stated cost of $3,286, accumulated depreciation of $2,738, for a net book value of $548.  Depreciation expense for the fiscal years ended March 31, 2003 and 2002 was $1,506 and $657, respectively, and for the period from inception (November 6, 1998) to March 31, 2003 was $2,738.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes payable – related party and accrued interest – Notes payable at March 31, 2003, represents four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand.  Accrued interest on the above notes amounted to $11,963 as of March 31, 2003.  Interest expense was $7,975 and $7,279 as of March 31, 2003 and 2002, respectively, and $15,619 for the period from inception (November 6, 1998) to March 31, 2003.

Accrued management fees – Accrued management fees of $141,333 represent amounts owed to the Company’s former President, Herdev S. Rayat ($101,333) and its current Secretary, Treasurer and Director, Harmel S. Rayat ($40,000.)  Effective January 1, 2000, e.Deal entered into an agreement with Herdev S. Rayat to provide management and consulting services for a term of one year, automatically renewable for a period of one year for each consecutive year thereafter, unless prior notice is given by either party 90 days prior to the expiration of the contract term.  There is no written agreement between e.Deal and Harmel S. Rayat for management and consulting services provided at the rate of $5,000 per month.

Management and consulting fees for the years ended March 31, 2003 and 2002 were $77,000 and $32,000, respectively, and $155,418 for the period from inception (November 6, 1998) to March 31, 2003.  Management and consulting fees incurred for services rendered by certain directors and officers for the years ended March 31, 2003 and 2002 were as follows:  (i) Herdev S. Rayat, the former President and  CEO ($32,000 and $32,000, respectively); and (ii) Harmel S. Rayat, Secretary and Treasurer, ($40,000 and $0, respectively); and Terri DuMoulin, the Company’s current President and Director ($5,000 and $0, respectively.)  The Company has not converted any debt to equity.

Change in control – On December 19, 2002, the Company’s former President and majority shareholder, Mr. Herdev S. Rayat entered into a Stock Purchase and Sales Agreement with Mr. Harmel S. Rayat, Secretary, Treasurer and a Director of the Company.  Pursuant to the terms and conditions of the Stock Purchase and Sales Agreement, the controlling interest in the Company was transferred from the majority shareholder to Mr. Harmel S. Rayat.  The purchase price was $5,000 representing 5,000,000 shares of common stock at $0.001 per common share.

Website fees – On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share.)

Marketing and advertising services – On August 5, 2002, the Company issued 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly-owned subsidiary of Innotech Corporation, a Company with the same director and majority shareholder as this Company, for marketing and advertising services valued at $24,000.  The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company’s common stock.  The shares were canceled on February 4, 2003, due to the services not being performed as agreed.

Properties – During the fiscal year ended March 31, 2003, and to date, the Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father of our current Secretary, Treasurer, Director and majority shareholder.  The Company does not pay any rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.  During the fiscal year ended March 31, 2002, the Company's office was located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the Company’s former President and CEO, and the Company agreed to pay $500 per month.  Charged to operations for the fiscal year ended March 31, 2002 was $3,500.  (See Note 6.)

Warrants – Warrants held family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

NOTE 5 – INCOME TAXES

There is no current or deferred tax expense due to the Company’s loss position and the benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

A reconciliation of expected federal income tax expense (benefit) based on the U.S. Corporate income tax rate of 34% to actual expense (benefit) for the period from inception to March 31, 2003 is as follows:

	2003	2002	Inception
Expected federal income tax benefit	$51,000	$49,000	$167,000
Increase in valuation allowance	(51,000)	(49,000)	(167,000)
Income tax expense (benefit)	$-	$-	$-

At March 31, 2003, non-current deferred tax asset of approximately $167,000 results from the deferred tax benefit of net operating loss carryforwards, which have a 100% valuation allowance, as the ability of the Company to generate sufficient taxable income in the future is uncertain.  There are no other significant deferred tax assets or liabilities.

As of March 31, 2003, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $490,000, which expire through 2023.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 6 – OPERATING LEASES

Building lease.  From December 2000 to August 2001, e.Deal rented its facilities under an operating lease agreement.  The lease provided for monthly rent due on the first of each month in the amount of $2,681 and was due to expire on March 31, 2002.  In August 2001, the Company terminated the lease with no further commitment.  Prior to February 1, 2001, e.Deal had been relatively inactive and did not require nor was occupying any office space.

Effective September 1, 2001, e.Deal entered into an oral agreement with its former President, Herdev S. Rayat, for the use of certain office facilities and equipment on a month-to-month basis at the rate of $500 per month.  The Company's office was located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  During the fiscal year ended March 31, 2003, the Company was not obligated to pay any rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.  (See Note 4.)

Rent expense for the years ended March 31, 2003 and 2002 was $0 and $16,907, respectively, and $27,631 for the period from inception (November 6, 1998) to March 31, 2003.

Equipment lease.  In December 2000, e.Deal assumed an operating lease agreement for a photocopier, payable in 45 monthly installments of $187 due on the sixth of each month, expiring on November 6, 2004.  In June 2001, e.Deal terminated the lease and agreed to pay $3,500 to the lessor as a settlement cost.

Lease expense for the year ended March 31, 2002 was $4,061 and $5,361 for the period from inception (November 6 ,1998) to March 31, 2003.  There was no lease expense for the year ended March 31, 2003.

NOTE 7 – STOCK OPTION PLAN

During the fiscal year ended March 31, 2003, the Board of Directors approved the 2002 Stock Option Plan (“Plan”) and reserved 5,000,000 shares for issuance thereunder.  The objectives of the Plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing directors and key employees the opportunity to acquire common stock.  No options have been granted under the Plan as of the date of issuance of these financial statements.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

TERRI  DuMOULIN (Age 36). President and CEO.  Ms. DuMoulin has had extensive experience in the investment field dealing with early stage companies. Between June 1995 and October 1996, she worked as a licensed investment advisor’s assistant at Canaccord Capital Corp., before taking on the duties of an office manager for a private management firm dealing with junior resource companies during October 1996 through November 1997.  During the period from November 1997 through August 2002, she worked as a licensed investment advisor and trader specializing in institutional and high net worth investor trading at several Canadian investment dealers, most recently with Golden Capital Securities Ltd. Since August 2002 to present, Ms. DuMoulin has served as a director and secretary of Greystoke Venture Capital Inc., a private investment firm. Ms. DuMoulin has served as a Director of the Company since December 20th, 2002.

HARMEL S. RAYAT (Age 42). Secretary, Treasurer and Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From  April  2001  through  January  2002, Mr.  Rayat  acted  as an independent  consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Enterprise Technologies, Inc, Entheos Technologies,  Inc. and HepaLife Technologies. Mr. Rayat has served as a Director of the Company since July 24th, 2002.

HARVINDER DHALIWAL (Age 43) Director.  Since 1985, Mr. Dhaliwal has been the  President  and Chief  Executive Officer of Vancouver  Sight & Sound Ltd., a privately  held  company  engaged in the retail sales of audio and video products from 1985 until 2001. Since 2001, Mr. Dhaliwal has been a self employed management consultant.  Mr. Dhaliwal has served as a Director and as the Company’s Director since November 1998.  Mr. Dhaliwal also serves as a Director of HepaLife Technologies, Inc. and Enterprise Technologies, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2002 the Section 16(a) filing requirements applicable to all its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended March  31st, 2003, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for  fiscal 2002 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position              Year         Salary

Bonus        Other

Granted

Compensation

Terri DuMoulin

2003

  $5,000

   $0              $0

     0

$0

CEO, President,

2002

  $0

   $0              $0

     0

$0

Director

2001

  $0

   $0              $0

     0

$0

Harmel S. Rayat

2003

  $40,000

   $0

      $0

     0

$0

Secretary, Treasurer

2002

  $0

   $0

      $0

     0

$0

Director

2001

  $0

   $0

      $0

     0

$0

Harvinder Dhaliwal

2003

  $0

   $0              $0

     0

$0

Director

2002

  $0

   $0              $0

     0

$0

2001

  $0

   $0              $0

     0

$0

Herdev S. Rayat*

2003

  $32,000

   $0              $0

     0

$0

Former President

2002

  $32,000

   $0              $0

     0

$0

and Director

2001

  $32,000

   $0              $0

     0

$0

*Resigned as President and Director on December 20, 2002.

Stock Option Grants in Fiscal 2002

Shown below is further information regarding employee stock options awarded during fiscal 2002 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

Expiration

Name

Options

in 2003

   Price ($/sh)

Date

Terri DuMoulin

       0

     0

      n/a

   n/a

Harvinder Dhaliwal

       0

     0

      n/a

   n/a

Harmel S. Rayat

       0

     0

      n/a

   n/a

Herdev S. Rayat*

       0

     0

      n/a

   n/a

*Resigned as President and Director on December 20, 2002

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised     Value of Unexercised In-the-money

Options on March 31, 2003

Options on March 31, 2003

Name

     Exercisable

    Unexercisable

Exercisable

    Unexercisable

Terri DuMoulin

0

0

        0

0

Harvinder Dhaliwal

0

0

        0

0

Harmel S. Rayat

0

0

        0

0

Herdev S. Rayat

0

0

        0

0

*Resigned as President and Director December 20, 2002

Changes in Control

There are no understandings or agreements, aside from the transaction completed and described under “Certain Relationships and Related Transactions,” known by management at this time which would result in a change in control of the Company.  If such transactions are consummated, of which there can be no assurance, the Company may issue a significant number of shares of capital stock which could result in a change in control and/or a change in the Company’s current management.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 19th, 2003, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1) (2)

6,380,625

76%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Terri DuMoulin

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

6,380,625

76%

as a group (3 persons)

(1)

Includes 600,625 shares issued to Entheos Technologies for web development and hosting services. Mr. Rayat, Secretary and Treasurer of the Company, is also a Director and majority shareholder of Entheos Technologies. Additionally, other members of Mr. Rayat's family hold 780,000 shares and 780,000 share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by other family members.

(2)

Includes 390,000 share purchase warrants.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes payable – related party and accrued interest

Notes payable at March 31, 2003, represents four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand.  Accrued interest on the above notes amounted to $11,963 as of March 31, 2003.  Interest expense was $7,975 and $7,279 as of March 31, 2003 and 2002, respectively, and $15,619 for the period from inception (November 6, 1998) to March 31, 2003.

Accrued management fees

Accrued management fees of $141,333 represent amounts owed to the Company’s former President, Herdev S. Rayat ($101,333) and its current Secretary, Treasurer and Director, Harmel S. Rayat ($40,000.)

Management and consulting fees for the years ended March 31, 2003 and 2002 were $77,000 and $32,000, respectively, and $155,418 for the period from inception (November 6, 1998) to March 31, 2003.  Management and consulting fees incurred for services rendered by certain directors and officers for the years ended March 31, 2003 and 2002 were as follows:  (i) Herdev S. Rayat, the former President and  CEO ($32,000 and $32,000, respectively); (ii) Harmel S. Rayat, Secretary and Treasurer, ($40,000 and $0, respectively); and (iii) Terri DuMoulin, the Company’s current President and Director ($5,000 and $0, respectively.)

The Company incurs management fees from the services of Harmel S. Rayat, its Secretary, Treasurer, Director and majority shareholder at the rate of $5,000 per month, which could result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid. At present, there is no written agreement between e.Deal and Harmel S. Rayat for management and consulting services provided.

Change in control

On December 19, 2002, the Company’s former President and majority shareholder, Mr. Herdev S. Rayat entered into a Stock Purchase and Sales Agreement with Mr. Harmel S. Rayat, Secretary, Treasurer and a Director of the Company.  Pursuant to the terms and conditions of the Stock Purchase and Sales Agreement, the controlling interest in the Company was transferred from the majority shareholder to Mr. Harmel S. Rayat.  The purchase price was $5,000 representing 5,000,000 shares of common stock at $0.001 per common share.

Website fees

On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share.)

Marketing and advertising services

On August 5, 2002, the Company issued 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly-owned subsidiary of Innotech Corporation, a Company with the same director and majority shareholder as this Company, for marketing and advertising services valued at $24,000.  The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company’s common stock.  The shares were canceled on February 4, 2003, due to the services not being performed as agreed.

Properties

During the fiscal year ended March 31, 2003, and to date, the Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the wife and father of our current Secretary, Treasurer, Director and majority shareholder.  At present, the Company pays no rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.  During the fiscal year ended March 31, 2002, the Company's office was located at Suite 214, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1.  These premises are owned by the Company’s former President and CEO, and the Company agreed to pay $500 per month.  Charged to operations for the fiscal year ended March 31, 2002 was $3,500.

Warrants – Warrants held by family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

See List of Exhibits filed as part of this Annual Report on Form 10-KSB.

During the Company's fourth fiscal quarter, the following reports were filed on Form 8-K:

On February 4th, 2003, in a filing under Item 5 (Other Events), the Company announced that the Board of Directors authorized the cancellation of 300,000 restricted common shares issued to EquityAlert.com, Inc. on August 5th, 2002, for marketing and advertising services, which were not provided. Harmel S. Rayat, a Director, Secretary, Treasurer and majority shareholder of the Company is also a Director of EquityAlert.com, a wholly owned subsidiary of Innotech Corporation.

ITEM 14: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is the  Chief  Executive  Officer’s  and the Principal Financial  Officer’s responsibility  to ensure that we maintain  disclosure  controls and  procedures designed  to  provide  reasonable  assurance  that  material  information,  both financial and non-financial, and other information required under the securities laws to be disclosed is identified and  communicated  to senior  management on a timely  basis.  Our disclosure   controls and procedures include periodic management meetings to ensure communication of reportable events, receipt of ongoing advice from legal council and outside auditors on new legislation and updating, if required, the Company’s disclosure controls and procedures.

Changes in Internal Controls

During the fourth quarter of fiscal 2003, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 15: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Berenfeld, Schecter, Spritzer, & Sheer, CPAs served as the Company's independent public accountants from inception to March 31, 2002, until their dismissal in August 2002.  The firm of Clancy and Co., P.L.L.C. currently serves as the Company's independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Aggregate fees billed, including out-of-pocket expenses, for professional services rendered by Berenfeld, Schecter, Spritzer, & Sheer, CPAs in connection with the audit of the Company’s financial statements as of and for the year ended March 31, 2002 and the reviews of the Company’s quarterly unaudited condensed interim financial statements during 2002 were approximately $11,460, and tax fees of $800.  Other than the fees disclosed above, the principal accountant did not bill the Company for any audit-related fees or other fees.

Aggregate fees billed, including out-of-pocket expenses, for professional services rendered by Clancy and Co., P.L.L.C. in connection with the audit of the Company’s financial statements as of and for the year ended March 31, 2003 and the reviews of the Company’s quarterly unaudited condensed interim financial statements during 2003 were approximately $14,000.  Other than the fees disclosed above, the principal accountant did not bill the Company for any audit-related fees, tax fees or other fees.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 19th day of June, 2003.

e.Deal.net, Inc.

/s/ Terri DuMoulin

Terri DuMoulin

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

Director , President,

June 19th, 2003

Terri DuMoulin

Chief Executive Officer

/s/ Harvinder Dhaliwal

Director

 June 19th, 2003

Harvinder Dhaliwal

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

 June 19th, 2003

Harmel S. Rayat

Principal Financial Officer

CERTIFICATION

I, Terri DuMoulin, certify that:

1)   I have reviewed this annual report on Form 10-KSB of e.Deal.net, Inc.

2)   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3)   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report, fairly present, in all material respects, the financial condition,  results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The  Registrant’s  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented   in  this   annual   report  our   conclusions   about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  Registrant’s  ability to record,  process,   summarize  and  report  financial  data  and  have identified for the  registrant’s  auditors any material  weaknesses in internal controls; and

b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  Registrant’s  internal controls; and

6)   The  Registrant’s  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19th, 2003

/s/ Terri DuMoulin

Terri DuMoulin

Chief Executive Officer

CERTIFICATION

I, Harmel S. Rayat, certify that:

1)   I have reviewed this annual report on Form 10-KSB of e.Deal.net, Inc.

2)   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3)   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report, fairly present, in all material respects, the financial condition,  results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)   The  Registrant’s  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant, and we have:

a)   designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the Registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the  effectiveness of the Registrant’s  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented  in  this   annual   report  our   conclusions   about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5)   The Registrant’s other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  Registrant’s  auditors  and the audit committee of  Registrant’s  board of directors (or persons  performing  the equivalent function):

a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  Registrant’s  ability to record,  process,   summarize  and  report  financial  data  and  have identified for the  registrant’s  auditors any material  weaknesses in internal controls; and

b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  Registrant’s  internal controls; and

6)   The  Registrant’s  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 19th, 2003

/s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

LIST OF EXHIBITS

Exhibit Number

Description

99.1

Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of  e.Deal.net, Inc. (the "Company") on Form  10-KSB  for the  period  ending  March 31st, 2003, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), I, Terri DuMoulin,  Chief  Executive  Officer  of the  Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

Date:  June 19th, 2003

 /s/ Terri DuMoulin

Terri DuMoulin

Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of  e.Deal.net, Inc. (the "Company") on Form  10-KSB  for the  period  ending  March 31st, 2003, as filed with the Securities and Exchange  Commission on the date hereof (the  "Report"), I, Harmel S. Rayat,  Principal Financial  Officer  of the  Company, certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of section 13(a) or 15(d) of the Securities Act of 1934; and

     (2)  The  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

Date:  June 19th, 2003

 /s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer