Form 10QSB
period 2003-06-30
E DEAL NET INC
filed 2003-08-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

____      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

E.DEAL.NET, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation)	000-29819 (Commission File Number)	98-0195748 (I.R.S Employer Identification No.)

1628 West 1st Avenue, Suite 216, Vancouver, British Columbia,  V6J 1G1

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of July 25, 2003, there were 8,440,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

E.DEAL.NET, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2003

INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

8

Item 3.  Controls and Procedures

19

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

20

Item 2. Changes in Securities and Use of Proceeds

20

Item 3. Defaults Upon Senior Securities

20

Item 4. Submission of Matters to a Vote of Security Holders

20

Item 5. Other Information

20

Item 6. Exhibits and Reports on Form 8-K

20

Signatures

21

Certifications

22

ITEM 1.   Financial Statements

The accompanying unaudited financial statements of e.Deal.net, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED BALANCE SHEET

JUNE 30, 2003

ASSETS

Current Assets
Cash	$171,666
Total Current Assets	171,666

Property and Equipment, net (Note 5)	172

Total Assets	$171,838

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$10,915
Accrued management fees – related party (Note 3)	156,333
Accrued interest – related party (Note 3)	13,957
Note payable – related party (Note 3)	110,000
Total Current Liabilities	291,205

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,440,625 shares issued and outstanding	8,441
Additional paid in capital	379,609
Deficit accumulated during the development stage	(507,417)
Total Stockholders' Deficiency	(119,367)

Total Liabilities and Stockholders’ Deficiency	$171,838

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002, AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2003

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Cumulative From Inception
Revenues	$-	$-	$-

Operating Expenses
General and Administrative	226	2,871	197,079
Website fees – related party (Note 3)	0	48,050	48,050
Management and consulting fees –related Party (Note 3)	15,000	8,000	170,418
Payroll and payroll related expense	-	-	79,136
Depreciation (Note 5)	377	165	3,115
Total operating expenses	15,603	59,086	497,798

Other Income (Expense)
Interest Income	102	368	7,994
Interest Expense	(1,994)	(1,994)	(17,613)
Total Other Income (Expense)	(1,892)	(1,626)	(9,619)

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$(17,495)	$(60,712)	$(507,417)

Basic and Diluted Loss Per Common Share	$(0.002)	$(0.008)	$(0.079)

Basic Weighted Average Common Shares Outstanding	8,440,625	7,840,000	6,393,246

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2003

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Cumulative from inception
Cash Flows From Operating Activities
Net Loss	$(17,495)	$(60,712)	$(507,417)
Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities
Depreciation and amortization	377	165	3,115
Common stock issued for management services	-	-	53,050
Changes in Operating Assets and Liabilities
Increase (Decrease) in accounts payable and accrued expenses	119	48,065	10,914
Increase (Decrease) in accrued management fees - related party	15,000	8,000	156,333
Increase (Decrease) in accrued interest-related party	1,994	1,994	13,957
Net Cash Flows Used In Operating Activities	(5)	(2,488)	(270,048)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,286)
Net Cash Flows Used In Investing Activities	-	-	(3,286)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	-	335,000
Proceeds from loans from related parties	-	-	110,000
Net Cash Flows Provided By Financing Activities	-	-	445,000

Increase (Decrease) in Cash and Cash Equivalents	(5)	(2,488)	171,666
Cash and Cash Equivalents, Beginning of Period	171,671	198,816	-
Cash and Cash Equivalents, End of Period	$171,666	$196,328	$171,666

Supplemental Information

Interest paid during the period	$-	$-	$3,656
Income taxes paid during the period	$-	$-	$-

Supplemental non-cash investing and financing activities:

Common stock issued for services rendered	$-	$-	$53,050

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of e Deal,net, Inc. (referred to herein as the “Company”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending March 31, 2004.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended March 31, 2003, filed with the Company's Annual Report on Form 10-KSB.

Certain reclassifications were made to the statements of operations for the three months ended June 30, 2002 and the period from November 6, 1998 (date of inception) to conform to the June 30, 2003 presentation.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  During the three months ended June 30, 2003, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States of America, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to June 30, 2003 amounted to $507,417.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital and debt financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Accrued management fees:  During the three months ended June 30, 2003 and 2002, the Company charged $15,000 and $8,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of June 30, 2003 amounted to $156,333. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at June 30, 2003, represents loans of $110,000 bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on 2001.  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $13,957 as of June 30, 2003.  Interest expense was $1,994 and $1,994 as of June 30, 2003 and 2002, respectively, and $17,613 for the period from inception (November 6, 1998) to June 30, 2003.

Website fees:  On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lien of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share.)

Properties:  The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father, respectively, of our current Secretary, Treasurer, Director and majority shareholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

NOTE 4 – NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2003 and 2002, and for the period from November 6, 1998 (date of inception) to June 30, 2003.

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 30, 2002	Cumulative From Inception

Numerator for basic and diluted–Net loss	$(17,495)	$(60,712)	$(507,417)

Denominator for basic and diluted loss per share – weighted average shares	8,440,625	7,840,000	6,393,046

Basic and diluted net loss per common share	$(0.002)	$(0.008)	$(0.079)

NOTE 5 – FIXED ASSETS

Fixed assets consist of computer equipment with a stated cost of $3,286, accumulated depreciation of $3,115, for a net book value of $172.  Depreciation expense for the three months ended June 30, 2003 and 2002 was $377 and $165, respectively, and for the period from inception (November 6, 1998) to June 30, 2003 was $3,115.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month period ending June 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-QSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-QSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-QSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

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

Critical Accounting Policies

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Contingencies

We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Plan of Operations

The Company’s principal source of liquidity is cash in the bank and for the next twelve months, the Company has sufficient cash to meet its operating needs. The Company incurs management fees from the services of its Secretary, Treasurer, Director and majority shareholder at a rate of $5,000 per month, which could result in a decrease in the Company’s cash position unless the debt is converted to equity in lieu of cash paid.  There is currently no management agreement in place.

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

Liquidity and Capital Resources

At June 30, 2003, the Company had a cash balance of $171,666.   The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Related Party Transactions

Accrued management fees – During the three months ended June 30, 2003 and 2002, the Company charged $15,000 and $8,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of June 30, 2003 amounted to $156,333. There is no management agreement in place and the Company has not converted any debt for equity.

Notes payable and accrued interest – Notes payable at June 30, 2003, represents loans of $110,000 bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on 2001.  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $13,957 as of June 30, 2003.  Interest expense was $1,994 and $1,994 as of June 30, 2003 and 2002, respectively, and $17,613 for the period from inception (November 6, 1998) to June 30, 2003.

Website fees – On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lien of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share.)

Properties – The Company's office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1. These premises are owned by the wife and father, respectively, of our current Secretary, Treasurer, Director and majority shareholder.  At present, the Company pays no rent.  The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the on the Company.

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of  Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.   This Statement is generally effective for 45 contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.   This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  This statement does not affect the Company.

Risk Factors

We have sought to identify what we believe to be the most significant risks to our business.  However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through March 31, 2003, we have accumulated losses of $489,922.

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

The existence of these competitors, many of which are larger and better financed, may make it impossible for us to establish ourselves as a viable business in the first place; and, even if we do establish ourselves, our ultimate market share may be less than is needed for us to attain profitability. This is turn may have a significant adverse impact on the value of our shares.

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

We believe that the strength of the automotive industry significantly impacts both the revenues we may potentially derive from our business, other automotive vendors and advertisers and the consumer traffic to our web site. The sale of motor vehicles historically have been subject to cyclical variation characterized by periods of surplus supply and reduced demand. Vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations in our industry depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions, consumer confidence in the economy, the prospects of war, other international conflicts or terrorist attacks, the level of manufacturer incentives, the level of personal discretionary spending, product quality, affordability and innovation, interest rates, fuel prices, credit availability, unemployment rates and the number of consumers whose vehicle leases are expiring. In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or an increase in interest rates or tightening of lending may affect us more significantly than companies in other industries.

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

Our principal shareholders, executive officers and directors have significant voting power and may take actions that may not be in the best interests of our shareholders.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.DEAL.NET, INC.

/s/ Terri DuMoulin

Terri DuMoulin

CEO, President, Director

/s/ Harmel S. Rayat

Harmel S. Rayat

Director, Secretary/Treasurer

Principal Financial Officer

/s/ Harvinder Dhaliwal

Harvinder Dhaliwal

Director

Dated:  August 11, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terri DuMoulin, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of E Deal.Net, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of E Deal.Net, Inc. (the “registrant”);

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 11, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to her knowledge, (i) the Form 10-QSB filed by E Deal.Net, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

E DEAL.NET, INC.

Date: August 11, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Chief Executive Officer

Exhibit 32.2

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by E Deal.Net, Inc. (the “Issuer”) for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

E DEAL.NET, INC.

Date: August 11, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer