Form 10QSB
period 2003-09-30
E DEAL NET INC
filed 2003-11-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of November 4, 2003, there were 8,440,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

E.DEAL.NET, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2003

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

20

Signatures

21

Certifications

22

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying unaudited financial statements of e.Deal.net, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS

Current Assets
Cash	$150,425
Total Current Assets	150,425

Property and equipment, net	-

Total Assets	$150,425

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$11,035
Accrued management fees – related party (Note 3)	171,333
Accrued interest – related party (Note 3)	15,951
Note payable – related party (Note 3)	110,000
Total Current Liabilities	308,319

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,440,625 shares issued and outstanding	8,441
Additional paid in capital	379,609
Deficit accumulated during the development stage	(545,944)
Total Stockholders' Deficiency	(157,894)

Total Liabilities and Stockholders’ Deficiency	$150,425

See condensed notes to financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2003

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002	Cumulative From Inception
Revenues	-	-	-	-	-
Operating Expenses
General and Administrative	9,488	24,342	9,714	27,212	206,567
Website fees – related party (Note 3)	-	-	-	48,050	48,050
Payroll and payroll related expense	12,009	-	12,009	-	91,145
Management and consulting fees-related Party (Note 3)	15,000	10,000	30,000	18,000	185,418
Depreciation	172	165	548	331	3,287
Total operating expenses	(36,669)	(34,507)	(52,271)	(93,593)	(534,467)

Other Income (Expense)
Interest Income	136	359	238	727	8,130
Interest Expense	(1,994)	(1,994)	(3,988)	(3,988)	(19,607)
Total Other Income (Expense)	(1,858)	(1,635)	(3,750)	(3,261)	(11,477)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	$(38,527)	$(36,142)	$(56,021)	$(96,854)	$(545,944)

Basic and Diluted Loss Per Common Share	$(0.005)	$(0.004)	$(0.007)	$(0.012)	$(0.075)

Weighted Average Common Shares Outstanding	8,440,625	8,394,231	8,440,625	8,115,601	7,239,553

See notes to condensed financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2003

	Six Months Ended Sept. 30, 2003	Six Months Ended Sept. 30, 2002	Cumulative from Inception
Cash Flows From Operating Activities
Net Loss	$(56,021)	$(96,854)	$(545,944)
Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities
Depreciation and amortization	548	331	3,287
Common stock issued for services	-	48,050	53,050
Changes in Assets and Liabilities
Increase (Decrease) in accounts payable and accrued expenses	239	12,575	11,034
Increase (Decrease) in accrued management fees - related party	30,000	18,000	171,333
Increase (Decrease) in accrued interest-related party	3,988	3,988	15,951
Net Cash Flows Used In Operating Activities	(21,246)	(13,910)	(291,289)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,286)
Net Cash Flows Used In Investing Activities	-	-	(3,286)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	-	335,000
Proceeds from loans from related parties	-	-	110,000
Net Cash Flows Provided By Financing Activities	-	-	445,000

Increase (Decrease) in Cash and Cash Equivalents	(21,246)	(13,910)	150,425
Cash and Cash Equivalents, Beginning of Period	171,671	198,816	-
Cash and Cash Equivalents, End of Period	$150,425	$184,906	$150,425

Supplemental Information

Interest paid during the period	$-	$-	$3,656
Income taxes paid during the period	$-	$-	$-

Supplemental non-cash investing and financing activities:

Common stock issued for services rendered	$-	$-	$53,050

See condensed notes to financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of e.Deal.net, Inc. (referred to herein as “e.Deal” or the “Company”, unless the context indicates otherwise) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the six-month period ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending March 31, 2004.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended March 31, 2003, filed with the Company's Annual Report on Form 10-KSB.

Certain reclassifications were made to prior period amounts to conform to the current period’s presentation.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  During the six months ended September 30, 2003, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States of America, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to September 30, 2003 amounted to $545,944.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital, debt and equity financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Accrued management fees:  During the six months ended September 30, 2003 and 2002, the Company charged $30,000 and $18,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of September 30, 2003 amounted to $171,333. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued interest – related party:  Notes payable at September 30, 2003, represents loans of $110,000 bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat in 2001.  The entire principal amount and accrued interest is due and payable on demand. Accrued and unpaid interest on the notes amounted to $15,951 as of September 30, 2003.  Interest expense was $3,988 and $3,988 as of September 30, 2003 and 2002, respectively, and $19,607 for the period from inception (November 6, 1998) to September 30, 2003.

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

NOTE 4 – NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the six months ended September 30, 2003 and 2002, and for the period from November 6, 1998 (date of inception) to September 30, 2003.

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Six Months Ended September 30, 2002	From Inception (November 6, 1998) to September 30, 2003
Numerator for basic and diluted – Net loss	$ (38,527)	$ (36,142)	$ (56,021)	$ (96,854)	$ (545,944)
Denominator for basic and diluted loss per share – weighted average shares	8,440,625	8,394,231	8,440,625	8,115,601	7,239,553
Basic and diluted net loss per common share	$ (0.005)	$ (0.004)	$ (0.007)	$ (0.012)	$ (0.075)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and six month period ending September 30, 2003, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets, as we currently believe it is more likely than not that the deferred tax assets will not be realized.

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

The Company has no current plans to make any significant changes in the number of employees.

Liquidity and Capital Resources

At September 30, 2003, the Company had a cash balance of $150,425.   The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Related Party Transactions

Accrued management fees – During the six months ended September 30, 2003 and 2002, the Company charged $30,000 and $18,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of September 30, 2003 amounted to $171,333. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued interest – Notes payable at September 30, 2003, represents loans of $110,000 bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on 2001.  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $15,951 as of September 30, 2003.  Interest expense was $3,988 and $3,988 as of September 30, 2003 and 2002, respectively, and $19,607 for the period from inception (November 6, 1998) to September 30, 2003.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through September 30, 2003, we have accumulated losses of $545,944.

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

We believe that the strength of the automotive industry significantly impacts both the revenues we may potentially derive from our business, other automotive vendors and advertisers and the consumer traffic to our web site. The sales of motor vehicles historically have been subject to cyclical variation characterized by periods of surplus supply and reduced demand. Vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the general economy. The success of our operations in our industry depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions, consumer confidence in the economy, the prospects of war, other international conflicts or terrorist attacks, the level of manufacturer incentives, the level of personal discretionary spending, product quality, affordability and innovation, interest rates, fuel prices, credit availability, unemployment rates and the number of consumers whose vehicle leases are expiring. In addition, because the purchase of a vehicle is a significant investment and is relatively discretionary, any reduction in disposable income in general or an increase in interest rates or tightening of lending may affect us more significantly than companies in other industries.

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

ITEM 3.   Controls and Procedures

a.

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

August 12, 2003:  eDeal.net, Inc announced that it has teamed up with The Eastwood Company to provide online access to automotive restoration products

August 14, 2003:  e.Deal.net, Inc. announced that it has teamed up with RideGear to further enhance its services.

August 21, 2003:  e.Deal.net, Inc. announced that it has teamed up with Automotivetouchup to further enhance its services.

August 25, 2003:  e.Deal.net, Inc. announced that it has partnered with 1SourceAutoWarranty .com to provide online access to extended service agreement coverage.

September 5, 2003:  e.Deal.net, Inc. announced that it has teamed up with 4Freequotes.com to provide online access to automobile insurance quotes.

September 18, 2003:  e.Deal.net, Inc. announced that it is providing access to online SUV accessory shopping.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E.DEAL.NET, INC.

/s/ Terri DuMoulin

Terri DuMoulin

CEO, President, Director

/s/ Harmel S. Rayat

Harmel S. Rayat

Director, Secretary/Treasurer

Principal Financial Officer

Dated:  November 4, 2003

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terri DuMoulin, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of e.Deal.net, Inc. (the “registrant”);

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat, certify that:

(1)	I have reviewed this quarterly report on Form 10-QSB of e.Deal.net, Inc. (the “registrant”);

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

(4)

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 4, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to her knowledge, (i) the Form 10-QSB filed by e.Deal.Net, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

E DEAL.NET, INC.

Date: November 4, 2003	By:	/s/ Terri DuMoulin
Terri DuMoulin Chief Executive Officer

Exhibit 32.2

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by e.Deal.Net, Inc. (the “Issuer”) for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

E DEAL.NET, INC.

Date: November 4, 2003	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer