Form 10QSB
period 2003-12-31
E DEAL NET INC
filed 2004-02-13
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2003

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date.  As of February 3, 2004, there were 8,440,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

E.DEAL.NET, INC.

FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2003

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

20

Signatures

21

Certifications

22

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

The accompanying unaudited financial statements of e.Deal.net, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED BALANCE SHEET

DECEMBER 31, 2003

ASSETS

Current Assets
Cash	$136,393
Total Current Assets	136,393

Property and equipment, net	-

Total Assets	$136,393

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$11,154
Accrued management fees – related party (Note 3)	162,945
Accrued interest – related party (Note 3)	17,945
Note payable – related party (Note 3)	110,000
Total Current Liabilities	302,044

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,440,625 shares issued and outstanding	8,441
Additional paid in capital	379,609
Deficit accumulated during the development stage	(553,701)
Total Stockholders' Deficiency	(165,651)

Total Liabilities and Stockholders’ Deficiency	$136,393

See condensed notes to financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2003

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002	Cumulative From Inception
Revenues	-	-	-	-	-
Operating Expenses
General and Administrative	2,061	4,821	11,776	32,033	208,628
Website fees – related party (Note 3)	-	-	-	48,050	48,050
Payroll and payroll related expense	3,879	-	15,888	-	95,024
Management and consulting fees-related Party (Note 3)	-	29,667	30,000	47,667	215,085
Depreciation	-	165	548	496	3,287
Total operating expenses	(5,940)	(34,653)	(58,212)	(128,246)	(540,407)

Other Income (Expense)
Interest Income	177	206	415	933	8,307
Interest Expense	(1,994)	(1,994)	(5,982)	(5,982)	(21,601)
Total Other Income (Expense)	(1,817)	(1,788)	(5,567)	(5,049)	(13,294)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	$ (7,757)	$ (36,441)	$ (63,779)	$ (133,295)	$ (553,701)

Basic and Diluted Loss Per Common Share	$ (0.001)	$ (0.004)	$ (0.008)	$ (0.016)	$ (0.066)

Weighted Average Common Shares Outstanding	8,440,625	8,740,625	8,440,625	8,324,700	8,440,625

See notes to condensed financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2003

	Nine Months Ended Dec. 31, 2003	Nine Months Ended Dec. 31, 2002	Cumulative from Inception
Cash Flows From Operating Activities
Net Loss	$(63,779)	$(133,295)	$(553,701)
Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities
Depreciation and amortization	548	496	3,287
Common stock issued for services	-	48,050	53,050
Changes in Assets and Liabilities
Increase (Decrease) in accounts payable and accrued expenses	360	12,680	11,153
Increase (Decrease) in accrued management fees - related party	21,612	47,667	162,945
Increase (Decrease) in accrued interest-related party	5,981	5,981	17,945
Net Cash Flows Used In Operating Activities	(35,278)	(18,421)	(305,321)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(3,286)
Net Cash Flows Used In Investing Activities	-	-	(3,286)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	-	335,000
Proceeds from loans from related parties	-	-	110,000
Net Cash Flows Provided By Financing Activities	-	-	445,000

Increase (Decrease) in Cash and Cash Equivalents	(35,278)	(18,421)	136,393
Cash and Cash Equivalents, Beginning of Period	171,671	198,816	-
Cash and Cash Equivalents, End of Period	$136,393	$180,395	$136,393

Supplemental Information

Interest paid during the period	$ -	$ -	$3,656
Income taxes paid during the period	$ -	$ -	$ -
Supplemental non-cash investing and financing activities
Common stock issued for services rendered	$ -	$ -	$53,050

See condensed notes to financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results may differ from these estimates.  The results of operations for the nine-month period ended December 31, 2003 are not necessarily indicative of the operating results that may be expected for the entire year ending March 31, 2004.  These financial statements should be read in conjunction with the Management's Discussion and Analysis or Plan of Operation section for this quarterly period, and the financial statements and notes thereto included in the Company's financial statements as of and for the year ended March 31, 2003, filed with the Company's Annual Report on Form 10-KSB.

Certain reclassifications were made to prior period amounts to conform to the current period’s presentation.

NOTE 2 – DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN MATTERS

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  During the nine months ended December 31, 2003, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States of America, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to December 31, 2003 amounted to $553,701.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital, debt and equity financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Accrued management fees:  During the nine months ended December 31, 2003 and 2002, the Company charged $30,000 and $47,667, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of December 31, 2003 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued interest – related party:  Notes payable at December 31, 2003, represents loans of $110,000 bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat in 2001.  The entire principal amount and accrued interest is due and payable on demand. Accrued and unpaid interest on the notes amounted to $17,945 as of December 31, 2003.  Interest expense was $5,981 and $5,981 as of December 31, 2003 and 2002, respectively, and $21,601 for the period from inception (November 6, 1998) to September 30, 2003.

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

NOTE 4 – NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share for the nine months ended December 31, 2003 and 2002 and for the period from November 6, 1998 (date of inception) to December 31, 2003.

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Nine Months Ended December 31, 2002	From Inception (November 6, 1998) to December 31, 2003
Numerator for basic and diluted – Net loss	$ (7,757)	$ (36,441)	$ (63,779)	$(133,295)	$ (553,701)
Denominator for basic and diluted loss per share – weighted average shares	8,440,625	8,740,625	8,440,625	8,324,700	8,440,625
Basic and diluted net loss per common share	$(0.001)	$(0.004)	$(0.008)	$(0.016)	$(0.066)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month and nine month period ending December 31, 2003, and specifically in the items entitled "Management's Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

At December 31, 2003, the Company had a cash balance of $136,393.   The Company believes it has sufficient cash to satisfy its cash requirements for at least the next twelve months.

Related Party Transactions

Accrued management fees – During the nine months ended December 31, 2003 and 2002, the Company charged $30,000 and $47,667, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of December 31, 2003 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued interest – Notes payable at December 31, 2003, represents loans of $110,000 bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on 2001.  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $17,945 as of December 31, 2003.  Interest expense was $5,981 and $5,981 as of December 31, 2003 and 2002, respectively, and $21,601 for the period from inception (November 6, 1998) to December 31, 2003.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through December 31, 2003, we have accumulated losses of $538,701.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

November 3, 2003:  eDeal.net, Inc announced the results of voting at the Company’s Annual General Meeting of Shareholders held on October 31, 2003.

January 16, 2004:  e.Deal.net, Inc. announced the dismissal of Clancy and Co., P.L.L.C. and the appointment of Moore Stephens Ellis Foster Ltd., LLP to act as the Company’s independent auditor.

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

Dated:  February 3, 2004

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 3, 2004	By:	/s/ Terri DuMoulin
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 3, 2004	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to her knowledge, (i) the Form 10-QSB filed by E Deal.Net, Inc. (the “Issuer”) for the quarter ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

E DEAL.NET, INC.

Date: February 3, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin Chief Executive Officer

Exhibit 32.2

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies that, to his knowledge, (i) the Form 10-QSB filed by E Deal.Net, Inc. (the “Issuer”) for the quarter ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on the dates and for the periods presented therein.

E DEAL.NET, INC.

Date: February 3, 2004	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer