Form 10KSB
period 2004-03-31
E DEAL NET INC
filed 2004-06-29
CIK 1081074

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 333-52040

E.DEAL.NET, INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

98-0195748

(I.R.S. Employer Identification Number)

216 – 1628 West 1st Avenue, Vancouver, B.C., V6J 1G1

(Address of principal executive offices)

TEL: (604) 659-5005

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class

Common Stock, $.001 par value per share

Name of Each Exchange on Which Registered

OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for last fiscal year were $0.00

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of June 15, 2004: $727,688. Number of shares of Common Stock, $0.001 par value, outstanding as of June 15, 2004: 8,440,625.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

E.DEAL.NET, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

PART I

PAGE

Item 1.   Description of Business

3

Item 2.   Description of Property

9

Item 3.   Legal Proceedings

9

Item 4.   Submissions of Matters to a Vote of Security Holders

9

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

10

Item 6.    Management's Discussion and Analysis or Plan of Operations

10

Item 7.    Financial Statements

13

Item 8.    Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

27

Item 8a.

Controls and Procedures

27

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

28

Item 10.

 Executive Compensation

28

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

30

Item 12.  Certain Relationships and Related Transactions

30

Item 13.  Exhibits and Reports on Form 8-K

31

Item 14.  Principal Accountant Fees and Services

31

 Signatures

33

 Certifications

34

 Exhibits

36

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending March 31, 2004, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-KSB should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-KSB. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-KSB and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

e.Deal.net, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6th, 1998, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.

e.Deal.net, Inc. (www.edeal.net) is a development stage company that provides a wide range of automotive information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, information on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

Second only to the purchase of a home, buying a vehicle is the most significant buying decision a consumer makes during his or her lifetime, fueling nearly 11% of the nation’s total retail trade payroll in 2003 and generating more than $50 billion in wages, salaries and commissions - $1 billion more than the year prior.

New vehicle sales have continued to rise throughout 2003 despite retail selling prices increasing 5.4% to $27,550, while  the average used vehicle price fell 2.5% during the same period to $13,500. Last year, Americans spent more than $750 billion on new and used vehicles, an estimated $3 billion increase over 2002, according to Atlanta-based, Manheim Auctions, the world’s largest and highest volume automobile auction company.

During 2003, a total of 43.5 million used vehicles were purchased; a figure typically two and one half times greater than the number of new vehicles sold.

Used car sales by franchised new vehicle dealers in 2003 were 19.5 million, up slightly from 19.4 million in 2002. Of these, 11.7 million were retailed and 7.8 million wholesaled. In this industry segment, auctions continue to make inroads as a source of used cars, from less than 10% in the early 1980s to 34% in 2003.

Meanwhile, in response to swelling consumer demand for new product, the nation’s franchised new car and truck dealers recorded their fifth strongest year on record in 2003, selling 16.6 million vehicles at a total sales volume of nearly $700 billion, according to a comprehensive annual analysis compiled by the National Automobile Dealers Association.

According to J.D. Power and Associates in 2003, 64% of all new car buyers utilized the Internet during their car purchasing process, reflecting rapidly growing consumer adoption of an online environment that is informative and free of traditional high pressure sales tactics.

In 2002, online vehicles and accessories sales accounted for more than $2.2 billion in sales at eBay, and drew nearly 7 million unique visitors to the popular internet auction site each month.  By 2007, Jupiter Media Metrix estimates that 37% of all new car sales will be a direct result of a specific purchase decision made online.

According to Chief Economist, Mr. Paul Taylor (National Automobile Dealers Association), parts and service income has also been aided by Internet-based parts sales.  Not surprisingly, new car dealers selling parts via the worldwide web increased to 42% last year, from 24% only two years earlier - a key area of growth for dealership revenue.

Capitalizing on emerging internet auto purchase and research trends, the automotive industry led online spending to an estimated $1.3 billion in 2003, representing a 15% increase over 2002.

At the local level, auto dealers are already spending $2 on Internet advertising and Web sites for every $3 spent on local television advertising, according to the Virginia-based executive-level research and consulting firm, Borrell Associates.

Meanwhile, the auto parts, accessories, and tires market too has enjoyed considerable growth.  For example, according the United States Department of Commerce, Census Bureau, this segment reported estimated sales of $7,255,000 for the month of April, 2004; a 5.88% rise over the same period one year earlier ($6,825,000).

Employees

At March 31, 2004, the Company had no employees, but used 3 part-time contractors. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through March 31, 2004, we have accumulated losses of $560,054.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "EDAN". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

Second Quarter 2002

$0.10

$0.10

Third Quarter 2002

$0.08

$0.07

Fourth Quarter 2002

$0.30

$0.10

First Quarter 2003

$0.10

$0.05

Second Quarter 2003

$0.10

$0.05

Third Quarter 2003

$0.35

$0.10

Fourth Quarter 2003

$0.50

$0.25

First Quarter 2004

$0.34

$0.30

April 1, 2004-June 15, 2004

$0.40

$0.25

Holders

As of June 15, 2004, there were approximately 72 stockholders of record of the Company's Common Stock.

Dividend Policy

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the Board of Directors deems relevant. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

0

$0

5,000,000

Equity compensation plans not

approved by security holders

    -

  -

-

____________________________________________________________________________________________________________

Total

0

$0

5,000,000

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors", as well as discussed elsewhere herein.

Overview

e.Deal.net, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6th, 1998, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.

e.Deal.net, Inc. (www.edeal.net), a development stage company, provides a wide range of automotive information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, information on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

Second only to the purchase of a home, buying a vehicle is the most significant buying decision a consumer makes during his or her lifetime, fueling nearly 11% of the nation’s total retail trade payroll in 2003 and generating more than $50 billion in wages, salaries and commissions - $1 billion more than the year prior.

Last year, Americans spent more than $750 billion on new and 43.5 million used vehicles, an estimated $3 billion increase over 2002, according to Manheim Auctions. By 2007, Jupiter Media Metrix estimates that 37% of all new car sales will be a direct result of a specific purchase decision made online.

Liquidity and Capital Resources

At March 31, 2004, the Company had a cash balance of $129,313 compared to a cash balance of $171,671 at March 31, 2003.

During the year ended March 31, 2004, the Company used $39,972 of net cash from operating activities, as compared to $27,145 of net cash used in 2003.

Net cash provided by investing activities was $2,386 for the year ended March 31, 2004 compared to $0 for March 31, 2003.

Net cash provided by financing activities was $0 for the years ended March 31, 2004 and March 31, 2003. The Company has financed its operations primarily through loans from shareholders and private placements of Common Shares.

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

Related Party Transactions

Accrued Management Fees

Accrued management fees of $162,945 represent amounts owed to Harmel S. Rayat, Secretary, Treasurer and Director of the Company, and Herder S. Rayat, former President, CEO and Director, in amounts of $61,612 and $101,333, respectively.  Neither Harmel S. Rayat nor Herder S. Rayat has a written agreement with the Company for management and consulting services provided.

Management and consulting fees for the year ended March 31, 2004 and 2003 were $30,000 and $77,000 respectively, and $185,418 for the period from inception (November 6, 1998) to March 31, 2004.  Management and consulting fees incurred for services rendered by directors and officers for the years ended March 31, 2004 and 2003 were as follows:

(i)

Harmel S. Rayat, Secretary, Treasury and Director ($30,000 and $40,000 respectively);

(ii)

Terri DuMoulin, President and Director ($0 and $5,000 respectively); and

(iii)

Herdev S. Rayat, the former President, CEO and Director ($0 and $32,000 respectively).

The Company has not converted any debt to equity.

Notes Payable

Notes payable at March 31, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand.  Accrued interest on the above notes amounted to $19,938 as of March 31, 2004.  Interest expense was $7,975 and $7,975 as of March 31, 2004 and 2003 respectively, and $23,594 for the period from inception (November 6, 1998) to March 31, 2004.

Properties

During the fiscal year ended March 31, 2004, and to date, the Company’s office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants

Warrants held by family members, including the Company’s majority stockholder,  total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

Going Concern

The Company has been a development stage company and has incurred net operating losses since inception (November 6, 1998). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the “start up” nature of the Company’s business, the Company expects to incur losses as it expands. To date, e.Deal’s cash flow requirements have been primarily met by debt and equity financings. Management believes it has sufficient cash flow to meet its capital requirements for at least the next twelve months. If e.Deal is unable to generate profits or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Management is devoting substantially all of its present efforts in securing and establishing a new business and has not generated any revenues. To meet these objectives, the Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

The continued existence of the Company is dependent upon its ability to meet financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that actions presently taken to revise the company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

The Company’s ability to achieve these objectives cannot be determined at this time.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors’ Report from Moore Stephens Ellis Foster

14

Independent Auditors’ Report from Clancy and Co., P.L.L.C.

15

Balance Sheet as of March  31, 2004

16

Statements of Changes in Stockholders’ Equity for the period from inception to March 31, 2004

17

Statements of Operations for years ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004

18

Statements of Cash Flows for the years ended March 31, 2004 and 2003, and for the period from inception to March 31, 2004

19

Notes to the Financial Statements

20-26

MOORE STEPHENS ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC  Canada   V6J 1G1

Telephone:  (604) 734-1112  Facsimile: (604) 714-5916

Website:  www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E.DEAL.NET, INC.

(A development stage company)

We have audited the balance sheet of E.DEAL.NET, INC. (A development stage company) (“the Company”) as at March 31, 2004 and the related statements of stockholders’ deficiency, operations and deficit and cash flows for the year ended March 31, 2004.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the cumulative data from November 6, 1998 (inception) to March 31, 2003 in the statements of stockholders’ equity, operations and cash flows, which were audited by other auditors whose report, dated June 3, 2003, which expressed an unqualified opinion, has been furnished to us.  Our opinion, insofar as it relates to the amounts included for cumulative data from November 6, 1998 (inception) to March 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is a development stage company since inception on  November 6, 1998 and has incurred significant recurring net losses since then resulting in a substantial accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.  The Company is devoting substantially all of its present efforts in establishing its business.  Management’s plans regarding the matters that raise substantial doubt about the Company’s ability to continue as a going concern are also disclosed in Note 3 to the financial statements.  The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

May 5, 2004

Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

e.Deal.net, Inc.

We have audited the accompanying statement of operations, changes in stockholders’ deficiency, and cash flows of e.Deal.net, Inc., a Nevada Corporation, (A Development Stage Company) for the year ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of e.Deal.net, Inc. for the period indicated in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net operating losses since inception (November 6, 1998), a working capital deficiency, and a net stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued existence of the Company is dependent upon its ability to meet its future financing requirements and the success of future operations. Management’s plans regarding the matters are also disclosed in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Clancy and Co., P.L.L.C.

Phoenix, Arizona

June 3, 2003

E.DEAL.NET, Inc.
(A development stage company)

Balance Sheet
March 31, 2004
(Expressed in U.S. Dollars)
2004

ASSETS

Current assets
Cash	$129,313

Total current assets	129,313

Computer equipment, net (Note 4)	2,366

Total assets	$131,679

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities

Current liabilities
Accounts payable and accrued expenses	$10,800
Accrued management fees - related party (Note 5)	162,945
Accrued interest - related party (Note 5)	19,938
Notes payable – related party (Note 5)	110,000

Total current liabilities	303,683

Commitments and contingencies (Note 5)

Stockholders' Deficiency

Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 8,440,625 shares	8,441
Additional paid in capital	379,609
Deficit accumulated during the development stage	(560,054)

Total stockholders' deficiency	(172,004)

Total liabilities and stockholders' deficiency	$131,679

The accompanying notes are an integral part of these financial statements.

E.DEAL.NET, INC.
(A development stage company)

Statements of Stockholders' Deficiency
For the Period from Inception (November 6, 1998) to March 31, 2004
(Expressed in U.S. Dollars)
				Deficit
				accumulated	Total
			Additional	during	stock-
	Common shares		paid-in	development	holders’
	Shares	Amount	capital	stage	(deficiency)

Inception, November 6, 1998	-	$-	$-	$-	$-
Restricted common stock issued at $0.001 per share
to a related party for management services	5,000,000	5,000			5,000
Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	340,000	340	84,660	-	85,000
Loss, inception (November 6, 1998) to March 31, 1999	-	-	-	(7,470)	(7,470)
Balance, March 31, 1999	5,340,000	5,340	84,660	(7,470)	82,530
Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)
Balance, March 31, 2000	5,340,000	5,340	84,660	(23,655)	66,345
Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)
Balance, March 31, 2001	5,340,000	5,340	84,660	(195,448)	(105,448)
Common stock issued for cash at
$0.10 per share, October 17, 2001	2,500,000	2,500	247,500	-	250,000
Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)
Balance, March 31, 2002	7,840,000	7,840	332,160	(339,989)	11
Restricted common stock issued to a related party for
services rendered at $0.08 per share, August 5, 2002	600,625	601	47,449	-	48,050
Restricted common stock issued to a related party for
services rendered at $0.08 per share, August 5, 2002	300,000	300	23,700	-	24,000
Cancellation of previously issued restricted
common stock, February 4, 2003	(300,000)	(300)	(23,700)		(24,000)
Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)
Balance, March 31, 2003	8,440,625	8,441	379,609	(489,922)	(101,872)
Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)
Balance, March 31, 2004	8,440,625	$8,441	$379,609	$(560,054)	$(172,004)

The accompanying notes are an integral part of these financial statements.

E.DEAL.NET, INC.
(A development stage company)

Statements of Operations and Deficit
(Expressed in U.S. Dollars)
	Cumulative
	amount since
	inception to	Year ended	Year ended
	March 31	March 31	March 31
	2004	2004	2003

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	150,576	13,145	14,637
Website fees - related party (Note 5)	48,050	-	48,050
Payroll and payroll-related expenses	95,024	15,888	-
Management and consulting fees -
related party (Note 5)	185,418	30,000	77,000
Rent (Note 7)	27,631	-	-
Depreciation (Note 4)	3,306	568	1,506
Other expenses	34,928	3,137	1,808

	544,933	62,738	143,001

Other income (expenses)
Interest income	8,473	581	1,043
Interest expense	(23,594)	(7,975)	(7,975)

Total other expenses	(15,121)	(7,394)	(6,932)

Net loss before income taxes	(560,054)	(70,132)	(149,933)

Provision for income taxes (Note 6)	$-	$-	$-

Net loss applicable to common
shareholders	$(560,054)	$(70,132)	$(149,933)

Loss per common share
- basic and diluted		$(0.01)	$(0.02)

Weighted average number of common
shares outstanding		8,440,625	8,377,115

The accompanying notes are an integral part of these financial statements.

E.DEAL.NET, INC.
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	amount since
	inception to	Year ended	Year ended
	March 31	March 31	March 31
	2004	2004	2003

Cash flows from (used in) operating activities
Net loss for the year	$(560,054)	$(70,132)	$(149,933)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	3,306	568	1,506
- common stock issued for services	53,050	-	48,050
Changes in assets and liabilities:
Increase (decrease) in accounts
payable and accrued expenses	10,800	5	(6,743)
Increase in accrued management fees
- related party	162,945	21,612	72,000
Increase in accrued interest – related party	19,938	7,975	7,975
Net cash used in operating activities	(310,015)	(39,972)	(27,145)

Cash flows used in investing activities
Purchase of computer equipment	(5,672)	(2,386)	-
Net cash used in investing activities	(5,672)	(2,386)	-

Cash flows from financing activities
Proceeds from the sale of common stock	335,000	-	-
Proceeds from loans from related parties	110,000	-	-
Net cash provided by financing activities	445,000	-	-

Increase (decrease) in cash and
cash equivalents	129,313	(42,358)	(27,145)

Cash and cash equivalents,
beginning of period	-	171,671	198,816

Cash and cash equivalents, end of period	$129,313	$129,313	$171,671

Cash paid for:
Interest	$3,656	$-	$-

Supplemental non-cash investing and
financing activities:
Common stock issued for services rendered	$53,050	$-	$48,050

The accompanying notes are an integral part of these financial statements.

E.DEAL.NET, INC.

(A development stage company)

Notes to Financial Statements

Year Ended March 31, 2004

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

(a)

Organization

e.Deal.net, Inc. (the “Company” or “e.Deal”) was incorporated on November 6, 1998, under the laws of the State of Nevada with an authorized capital of 1,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

(b)

Capital Formation

In November 1998, e-Deal issued a total of 5,000,000 shares of Rule 144 restricted common stock valued at $5,000 to its former President, Herdev S. Rayat, who is deemed to be a founder of e.Deal.  The management services included the writing and development of e.Deal’s business plan, the development of corporate and operating strategies and creative input into e.Deal’s website.

During the fiscal year ended March 31, 1999, e.Deal issued 340,000 shares of common stock in a private offering pursuant to Regulation D, Rule 504, promulgated under the Securities Act of 1933.  Common shares were offered to non-accredited investors at $0.25 per share for a total cash consideration of $85,000.

During the fiscal year ended March 31, 2002, e.Deal sold 2,500,000 shares of common stock in a public offering for net proceeds of $250,000.  Each share of common stock came with a warrant to purchase one share of common stock at $0.20 per share.  The 2,500,000 warrants are exercisable for a period of 36 months from the date of issuance, which was October 17, 2001  (see Note 5).  All of the warrants remain outstanding.

On August 5, 2002, the Company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc., a Company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted market closing price of e.Deal’s common stock ($0.08 per share) (see Note 5).

On August 5, 2002, the Company issued 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly owned subsidiary of Innotech Corporation, a company with the same director and majority shareholder as this Company, for marketing and advertising services valued at $24,000.  The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company’s common stock.  The shares were subsequently cancelled on February 4, 2003 due to the services not being performed as agreed (see Note 5).

(c)

Nature of Operations

e.Deal is a development stage company whose initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  e.Deal has focused its efforts in the development of its online auto auction site at www.edeal.net.  The site is an online destination for consumers and automotive professionals seeking information on all makes of cars and trucks.  e.Deal provides a venue to buy and sell pre-owned vehicles; how to buy the right used vehicle, and how to sell a used vehicle.  Helpful features include reviews on new and used vehicles, links to other automotive related sites, notices of safety and recalls by e-mail alert, safety tips, maintenance tips, specials on parts and service, quotes on insurance, financing sources, automotive dealers, e-mail alters for service reminders, new products and accessories.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as revenues are realized from operations (see Note 3).

2.

Summary of Significant Accounting Policies

(a)

Development Stage Company

A business is defined as a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues (see Note 3).

(b)

Accounting Method

The Company uses the accrual method of accounting for financial statement and tax return purposes.

(c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

(d)

Related Party Transactions

A related party is generally defined as (i) any person and their immediate families that holds 10% or more of the Company’s securities, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company.  A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

(e)

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their short maturities and approximate market interest rates of these instruments.

(f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2004.

(g)

Computer Equipment

Computer equipment is stated at cost and is depreciated under the straight-line method over the estimated useful lives of the asset.  Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

(h)

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS” No. 109, “Accounting for Income Taxes”.  Under SFAS No 109, differed income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(i)

Advertising Expenses

The Company expenses advertising costs as incurred.  There were no advertising expenses incurred by the Company for the years ended March 31, 2004 and 2003.

(j)

Earnings Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing  net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as warrants, were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

(k)

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  SFAS No. 123, "Accounting for Stock-Based Compensation” established accounting an disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  The company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

(l)

Comprehensive Income

The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

(m)

Foreign Currency Translation

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the results of operations.

(n)

Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.  If impairment exists, an adjustment is made to write the asset down to its fair value and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market value, discounted cash flows, or internal and external appraisals, as applicable.  Assets to be disposed of, when applicable, are carried at the lower of carrying value or estimated net realizable value.

(o)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

(p)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

In April 2003, the FASB issued SFAS No. 149, “Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively.  This Statement does not affect the Company.

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

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.”  SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans.  SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15,2 004.  The adoption of SFAS 132(R) does not have an impact on the Company’s financial position or results of operations.

In December 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission (“SEC”) expressed the opinion that rate-lock commitments represent written put options , and therefore be valued as a liability.  The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004.  Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No 105.  SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate.  SAB No 105 is effective for loan commitments entered inor on or after April 1, 2004.  The adoption of SAB No. 105 does not have an impact on the Company’s consolidated financial statements.

(q)

Pending Accounting Pronouncements

It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

3.

Going Concern

The Company has been a development stage company and has incurred net operating losses since inception (November 6, 1998).  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the “start up” nature of the Company’s business, the Company expects to incur losses as it expands.  To date, e.Deal’s cash flow requirements have been primarily met by debt and equity financings.  Management believes it has sufficient cash flow to meet its capital requirements for at least the next twelve months.  If e.Deal is unable to generate profits or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Management is devoting substantially all of its present efforts in securing and establishing a new business and has not generated any revenues.  To meet these objectives, the Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

The continued existence of the Company is dependent upon its ability to meet financing requirements and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management believes that actions presently taken to revise the company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.

4.

Computer Equipment

Computer equipment is stated at a cost of $5,672, an accumulated depreciation of $3,306, and a net book value of $2,366.  Depreciation expense for the fiscal years ended March 31, 2004 and 2003 was $568 and $1,506 respectively, and for the period from inception (November 6, 1998) to March 31, 2004 was $3,306.

5.

Related Party Transactions

(a)

Notes payable at March 31, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand.  Accrued interest on the above notes amounted to $19,938 as of March 31, 2004.  Interest expense was $7,975 and $7,975 as of March 31, 2004 and 2003 respectively, and $23,594 for the period from inception (November 6, 1998) to March 31, 2004.

(b)

Accrued Management Fees

Accrued management fees of $162,945 represent amounts owed to Harmel S. Rayat, Secretary, Treasurer and Director of the Company, and Herder S. Rayat, former President, CEO and Director, in amounts of $61,612 and $101,333, respectively.  Neither Harmel S. Rayat nor Herder S. Rayat has a written agreement with the Company for management and consulting services provided.

Management and consulting fees for the year ended March 31, 2004 and 2003 were $30,000 and $77,000 respectively, and $185,418 for the period from inception (November 6, 1998) to March 31, 2004.  Management and consulting fees incurred for services rendered by directors and officers for the years ended March 31, 2004 and 2003 were as follows:

(i)

Harmel S. Rayat, Secretary, Treasury and Director ($30,000 and $40,000 respectively);

(ii)

Terri DuMoulin, President and Director ($0 and $5,000 respectively); and

(iii)

Herdev S. Rayat, the former President, CEO and Director ($0 and $32,000 respectively).

The Company has not converted any debt to equity.

(c)

Change In Control

On December 19, 2002, the Company’s former President and majority shareholder, Mr. Herdev S. Rayat, entered into a Stock Purchase and Sales Agreement with Mr. Harmel S. Rayat, Secretary, Treasurer and a Director of the Company.  Pursuant to the terms and conditions of the Stock Purchase and Sales Agreement, the controlling interest in the Company was transferred from the majority shareholder to Mr. Harmel S. Rayat.  The purchase price was $5,000, representing 5,000,000 shares of common stock at $0.001 per common share.

(d)

Website Fees

On August 5, 2002, the company issued 600,625 shares of restricted common stock to Entheos Technologies, Inc.  a company with the same directory and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted closing price of e.Deal’s common stock ($0.08 per share).

(e)

Marketing and Advertising Services

On August 5, 2002, the Company issued 300,000 shares of restricted common stock to Equityalert.com, Inc., a wholly owned subsidiary of Innotech Corporation, a company with the same director and majority shareholder as this Company, for marketing and advertising services valued at $24,000.  The number of shares issued was calculated by dividing the fee by $0.08, the most recent closing price of the Company’s common stock.  The shares were cancelled on February 4, 2003 due to the services not being performed as agreed.

(f)

Properties

During the fiscal year ended March 31, 2004, and to date, the Company’s office is located at Suite 216, 1628 West 1st Avenue, Vancouver, B.C., Canada  V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder. The Company does not pay any rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.

(g)

Warrants

Warrants held by family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

6.

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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. corporate income tax rate of 34% to actual expense 9benefit) for 2004 and 2003 is as follows:

	2004	2003	Inception
Expected federal income tax benefit	$ 23,800	$ 51,000	$ 190,400
Increase in valuation allowance	(23,800)	(51,000)	(190,400)
Income tax expense	-	-	-

At March 31, 2004, non-current deferred tax asset of approximately $190,400 results from the deferred tax benefit of net operating loss carryforwards, which have a 100% valuation allowance, as the ability of the Company to general sufficient taxable income in the future is uncertain. There are no other significant tax assets or liabilities.

As of March 31, 2004, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $560,000, which expire through 2024.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

7.

Operating Leases

Building Lease

Effective September 1, 2001, e.Deal entered into an oral agreement with its former President, Herdev S. Rayat, for the use of certain office facilities and equipment on a month-to-month basis at the rate of $500 per month.  The Company’s office was located at Suite 214, 1628 West 1st Avenue, Vancouver, B.C., Canada V6J 1G1.  During the fiscal year ended March 31, 2003, the Company moved to office located at suite 216, 1628 West 1st Avenue, Vancouver, B.C., Canada V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder.   The Company was not obligated to pay any rent for the years ended March 31, 2004 and 2003.

Rent expense for the years ended March 31, 2004 and 2003 was $0 and $0 respectively, and $27,631 for the period from inception (November 6, 1998) to March 31, 2004.

8.

Stock Option Plan

During the fiscal year ended March 31, 2004, the Board of Directors approved the 2003 Stock Option Plan (“Plan”) and reserved 5,000,000 shares for issuance thereunder.  The objectives of the Plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company be providing directors and key employees the opportunity to acquire common stock.  No options have been granted under the Plan as of the date of issuance of these financial statements.

ITEM 8:    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a:  CONTROLS AND PROCEDURES

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

Changes in Internal Controls

During the fourth quarter of fiscal year ended March 31, 2004, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

TERRI DuMOULIN (Age 37). President and CEO.  Ms. DuMoulin has had extensive experience in the investment field dealing with early stage companies. Between June 1995 and October 1996, she worked as a licensed investment advisor’s assistant at Canaccord Capital Corp., before taking on the duties of an office manager for a private management firm dealing with junior resource companies during October 1996 through November 1997.  During the period from November 1997 through August 2002, she worked as a licensed investment advisor and trader specializing in institutional and high net worth investor trading at several Canadian investment dealers, most recently with Golden Capital Securities Ltd. Since August 2002 to present, Ms. DuMoulin has served as a director and secretary of Greystoke Venture Capital Inc., a private investment firm. Ms. DuMoulin also serves as a Secretary, Treasurer and Director of  Entheos Technologies, Inc.  Ms. DuMoulin has served as a Director of the Company since December 20th, 2002.

HARMEL S. RAYAT (Age 43). Secretary, Treasurer and Director. Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provided financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr.  Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of Enterprise Technologies, Inc, Entheos Technologies, Inc. and HepaLife Technologies. Mr. Rayat has served as a Director of the Company since July 24th, 2002.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the fiscal year ended March 31, 2004 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended March 31, 2004, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the fiscal year ended March 31, 2004 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

    Salary

Bonus        Other

Granted

Compensation

Terri DuMoulin

2004

$0

$0

$3,100

   0

$0

CEO, President,

2003

$5,000

$0

$0

   0

$0

Director

2002

$0

$0

$0

   0

$0

Harmel S. Rayat

2004

$30,000

$0

$0

   0

$0

Chairman, Director

2003

$40,000

$0

$0

   0

$0

2002

$0

$0

$0

   0

$0

Harvinder Dhaliwal (1)

2004

$0

$0

$0

   0

$0

Former Secretary,

2003

$0

$0

$0

   0

$0

Treasurer, Director

2002

$0

$0

$0

   0

$0

Herdev Rayat (2)

2004

$0

$0

$0

   0

$0

Former President,

2003

$32,000

$0

$0

   0

$0

and Director

2002

$32,000

$0

$0

   0

$0

(1)  Not re-elected as a Director on October 31, 2003

(2)  Resigned as President and Director on December 20, 2002

Stock Option Grants in the Fiscal Year Ended March 31, 2004

Shown below is further information regarding employee stock options awarded during the fiscal year ended March 31, 2004 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

Expiration

Name

Options

in 2004

   Price ($/sh)

Date

Terri DuMoulin

0

     0

      n/a

   n/a

Harmel S. Rayat

0

     0

      n/a

   n/a

Harvinder Dhaliwal*

0

     0

      n/a

   n/a

* Not re-elected as a Director on October 31, 2003

Aggregated Option Exercises during Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised      Value of Unexercised In-the-money

Options on March 31, 2004

Options on March 31, 2004

Name

Exercisable

    Unexercisable

Exercisable

    Unexercisable

Terri DuMoulin

0

0

        0

0

Harmel S. Rayat

0

0

        0

0

Harvinder Dhaliwal*

0

0

        0

0

* Not re-elected as a Director on October 31, 2003

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 4, 2004, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Harmel S. Rayat (1) (2)

6,380,625

76%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Terri DuMoulin

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harvinder Dhaliwal (3)

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

(3)

Not re-elected as a Director on October 31, 2003

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accrued Management Fees

Accrued management fees of $162,945 represent amounts owed to Harmel S. Rayat, Secretary, Treasurer and Director of the Company, and Herder S. Rayat, former President, CEO and Director, in amounts of $61,612 and $101,333, respectively.  Neither Harmel S. Rayat nor Herder S. Rayat has a written agreement with the Company for management and consulting services provided.

Management and consulting fees for the year ended March 31, 2004 and 2003 were $30,000 and $77,000 respectively, and $185,418 for the period from inception (November 6, 1998) to March 31, 2004.  Management and consulting fees incurred for services rendered by directors and officers for the years ended March 31, 2004 and 2003 were as follows:

(i)

Harmel S. Rayat, Secretary, Treasury and Director ($30,000 and $40,000 respectively);

(ii)

Terri DuMoulin, President and Director ($0 and $5,000 respectively); and

(iii)

Herdev S. Rayat, the former President, CEO and Director ($0 and $32,000 respectively).

The Company has not converted any debt to equity.

Notes Payable

Notes payable at March 31, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand.  Accrued interest on the above notes amounted to $19,938 as of March 31, 2004.  Interest expense was $7,975 and $7,975 as of March 31, 2004 and 2003 respectively, and $23,594 for the period from inception (November 6, 1998) to March 31, 2004.

Properties

During the fiscal year ended March 31, 2004, and to date, the Company’s office is located at Suite 216, 1628 West 1st Avenue, Vancouver, BC V6J 1G1. These premises are owned by a private corporation controlled by a director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants

Warrants held by family members, including the Company’s majority stockholder,  total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this Annual Report:

10.1*

S-8 Filing on October 2, 2003

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b)  During the Company’s fourth fiscal quarter, the following reports were filed on Form 8-K:

January 12, 2004:  e.Deal.net, Inc. dismissed Clancy and Co., P.L.L.C., which audited the Company's financial statements for the last two fiscal years ended March 31, 2003, and appointed Moore Stephens Ellis Foster Ltd., LLP to act as the Company's independent auditors, effective that same date.

March 23, 2003:  e.Deal.net, Inc., announced that it has teamed up with 4 Truck-Accessories.com to provide online access to a large array of truck accessories.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Clancy and Co., P.L.L.C, served as the Company's independent public accountants from July 30, 2002 to September 30, 2003, until their dismissal on January 12th, 2004.  The firm of Moore Stephens Ellis Foster Ltd. currently serves as the Company's independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB;  and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  March  31, 2004 and March 31, 2003 were $7,917 and $8,617 respectively.

Tax fees: The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal year ended March 31, 2004 and 2003 were $0 and $800.00 respectively.

All Other Fees: The aggregate  fees,  including  expenses,  billed for all other services  rendered to the Company by its principal  accountant  during the fiscal year ended March 31, 2004 and 2003 were $0.00 respectively,.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 15th day of June, 2004.

e.Deal.net, Inc.

/s/ Terri DuMoulin

Terri DuMoulin

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

Director , President,

June 15, 2004

Terri DuMoulin

Chief Executive Officer

/s/ Harmel Rayat

Director, Secretary/Treasurer,

 June 15, 2004

Harmel Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Terri DuMoulin certify that:

(1)	I have reviewed this annual report on Form 10-KSB of e.Deal.net, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 15, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of e.Deal.net, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: June 15, 2004	By:	/s/ Harmel Rayat
Harmel Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of e.Deal.net, Inc. (the “Company”) on the Form 10-KSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: June 15, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin President and Chief Executive Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of e.Deal.net, Inc. (the “Company”) on the Form 10-KSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: June 15, 2004	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.