Form 10QSB
period 2004-06-30
E DEAL NET INC
filed 2004-08-13
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

E.DEAL.NET, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-52040

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of August 5, 2004, there were 8,440,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

E.DEAL.NET, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2004

PART I    FINANCIAL INFORMATION

Interim Unaudited Balance Sheet

3

Interim Unaudited Statements of Operations

4

Interim Unaudited Statements of Cash Flows

5

Notes to Interim Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

7

Item 3.  Controls and Procedures

14

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

15

Item 2. Changes in Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities

15

Item 4. Submission of Matters to a Vote of Security Holders

15

Item 5. Other Information

15

Item 6. Exhibits and Reports on Form 8-K

15

Signatures

16

Certifications

17

ITEM 1.   Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods are presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

e.Deal.net, Inc.

(A Development Stage Company)

INTERIM UNAUDITED BALANCE SHEET

JUNE 30, 2004

ASSETS

Current Assets
Cash	$127,873
Total Current Assets	$127,873

Property and Equipment, net (Note 5)	2,187

Total Assets	$130,060

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$10,920
Accrued management fees – related party (Note 3)	162,945
Accrued interest – related party (Note 3)	21,932
Note payable – related party (Note 3)	110,000
Total Current Liabilities	$305,797

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,440,625 shares issued and outstanding	8,441
Additional paid in capital	379,609
Deficit accumulated during the development stage	(563,787)
Total Stockholders' Deficiency	(175,737)

Total Liabilities and Stockholders’ Deficiency	$130,060

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003, AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2004

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Cumulative From Inception
Revenues	$-	$-	$-

Operating Expenses
General and Administrative	1,720	226	187,224
Website fees – related party (Note 3)	0	0	48,050
Management and consulting fees –related Party (Note 3)	0	15,000	185,418
Rent (Note 3)	0	0	27,631
Payroll and payroll related expense	0	0	95,024
Depreciation (Note 5)	179	377	3,485
Total operating expenses	1,899	15,603	546,832

Other Income (Expense)
Interest Income	160	102	8,633
Interest Expense	(1,994)	(1,994)	(25,588)
Total Other Income (Expense)	(1,834)	(1,892)	(16,955)

Provision for Income Taxes	-	-	-

Net Loss Available to Common Stockholders	$(3,733)	$(17,495)	$(563,787)

Basic and Diluted Loss Per Common Share	$(0.000)	$(0.002)	$(0.067)

Basic Weighted Average Common Shares Outstanding	8,440,625	8,440,625	8,440,625

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2004

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Cumulative from inception
Cash Flows From Operating Activities
Net Loss	$(3,733)	$(17,495)	$(563,787)
Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities
Depreciation and amortization	179	377	3,485
Common stock issued for management services	-	-	53,050
Changes in Operating Assets and Liabilities
Increase (Decrease) in accounts payable and accrued expenses	120	119	10,920
Increase (Decrease) in accrued management fees - related party	0	15,000	162,945
Increase (Decrease) in accrued interest-related party	1,994	1,994	21,932
Net Cash Flows Used In Operating Activities	(1,440)	(5)	(311,455)

Cash Flows From Investing Activities
Purchase of Property and Equipment	-	-	(5,672)
Net Cash Flows Used In Investing Activities	-	-	(5,672)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	-	-	335,000
Proceeds from loans from related parties	-	-	110,000
Net Cash Flows Provided By Financing Activities	-	-	445,000

Increase (Decrease) in Cash and Cash Equivalents	(1,440)	(5)	127,873
Cash and Cash Equivalents, Beginning of Period	129,313	171,671	-
Cash and Cash Equivalents, End of Period	$127,873	$171,666	$127,873

Supplemental Information

Interest paid during the period	$-	$-	$3,656
Income taxes paid during the period	$-	$-	$-

  Supplemental non-cash investing and financing activities:

Common stock issued for services rendered	$-	$-	$53,050

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three months ended June 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-KSB.

Note 2 – Development Stage Operations and Going Concern Matters

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  During the three months ended June 30, 2004, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States of America, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to June 30, 2004 amounted to $563,787.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital and debt financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Note 3 – Related Party Transactions

Accrued management fees:  During the three months ended June 30, 2004 and 2003, the Company charged $0 and $15,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of June 30, 2004 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at June 30, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $21,932 as of June 30, 2004.  Interest expense was $1,994 and $1,994 as of June 30, 2004 and 2003, respectively, and $25,588 for the period from inception (November 6, 1998) to June 30, 2004.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants:  Warrants held by family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

Note 4 – Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended June 30, 2004 and 2003, and for the period from November 6, 1998 (date of inception) to June 30, 2004

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	Cumulative From Inception

Numerator for basic and diluted–Net loss	$(3,733)	$(17,495)	$(563,787)
Denominator for basic and diluted loss per share – weighted average shares	8,440,625	8,440,625	8,440,625
Basic and diluted net loss per common share	$(0.000)	$(0.008)	$(0.067)

Note 5 – Fixed Assets

Fixed assets consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $3,485, for a net book value of $2,187.  Depreciation expense for the three months ended June 30, 2004 and 2003 was $179 and $377, respectively, and for the period from inception (November 6, 1998) to June 30, 2004 was $3,485.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three month ending June 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Second only to the purchase of a home, buying a vehicle is the most significant buying decision a consumer makes during his or her lifetime.  By 2007, Jupiter Media Metrix estimates that 37% of all new car sales will be a direct result of a specific purchase decision made online.

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

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters.  We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

Liquidity and Capital Resources

As at June 30, 2004, the Company had a cash balance of $127,873. The Company has financed its operations primarily through cash on hand during the three month period ending June 30, 2004.

Related Party Transactions

Accrued management fees:  During the three months ended June 30, 2004 and 2003, the Company charged $0 and $15,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of June 30, 2004 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at June 30, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $21,932 as of June 30, 2004.  Interest expense was $1,994 and $1,994 as of June 30, 2004 and 2003, respectively, and $25,588 for the period from inception (November 6, 1998) to June 30, 2004.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants:  Warrants held by family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2004.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through June 30, 2004, we have accumulated losses of $563,787.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of August, 2004.

e.Deal.net, Inc.

/s/ Terri DuMoulin

Terri DuMoulin

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

Director , President,

August 13, 2004

Terri DuMoulin

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

August 13, 2004

Harmel S. Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Terri DuMoulin
Terri DuMoulin President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 13, 2004	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of e.Deal.net, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: August 13, 2004	By:	/s/ Terri DuMoulin
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

In connection with the Quarterly Report of e.Deal.net, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: August 13, 2004	By:	/s/ Harmel S. Rayat
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