Form 10QSB
period 2004-09-30
E DEAL NET INC
filed 2004-11-15
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of November 3, 2004, there were 8,440,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

E.DEAL.NET, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2004

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

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED BALANCE SHEET

SEPTEMBER 30, 2004

ASSETS	Sept. 30, 2004	March 31, 2004

Current Assets
Cash	$107,510	$129,313
Total Current Assets	$107,510	$129,313

Property and Equipment, net (Note 5)	2,008	2,366

Total Assets	$109,518	$131,679

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$11,040	$10,800
Accrued management fees – related party (Note 3)	162,945	162,945
Accrued interest – related party (Note 3)	23,926	19,938
Note payable – related party (Note 3)	110,000	110,00
Total Current Liabilities	$307,911	$303,683

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,440,625 shares issued and outstanding	8,441	8,441
Additional paid in capital	379,609	379,609
Deficit accumulated during the development stage	(586,443)	(560,054)
Total Stockholders' Deficiency	(198,393)	(172,004)

Total Liabilities and Stockholders’ Deficiency	$109,518	$131,679

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

INTERIM UNAUDITED  STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2004

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003	Cumulative From Inception
Revenues	-	-	-	-	-
Operating Expenses
General and Administrative	20,724	9,488	22,444	9,714	207,948
Website fees – related party	0	0	0	-	48,050
Payroll and payroll related expense	0	12,009	0	12,009	95,024
Management and consulting fees-related Party (Note 3)	0	15,000	0	30,000	185,418
Rent (Note 3)	0	0	0	-	27,631
Depreciation (Note 5)	179	172	358	548	3,664
Total operating expenses	(20,903)	(36,669)	(22,802)	(52,271)	(567,735)

Other Income (Expense)
Interest Income	241	136	401	238	8,874
Interest Expense	(1,994)	(1,994)	(3,988)	(3,988)	(27,582)
Total Other Income (Expense)	(1,753)	(1,858)	(3,587)	(3,750)	(18,708)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	$(22,656)	$(38,527)	$(26,389)	$(56,021)	$(586,443)

Basic and Diluted Loss Per Common Share	$(0.003)	$(0.005)	$(0.003)	$(0.007)	$(0.070)

Weighted Average Common Shares Outstanding	8,440,625	8,440,625	8,440,625	8,440,625	8,440,625

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2004

	Six Months Ended Sept. 30, 2004	Six Months Ended Sept. 30, 2003	Cumulative from Inception
Cash Flows From Operating Activities
Net Loss	$(26,389)	$(56,021)	$(586,443)
Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities
Depreciation and amortization	358	548	3,664
Common stock issued for services	0	0	53,050
Changes in Assets and Liabilities
Increase (Decrease) in accounts payable and accrued expenses	240	239	11,040
Increase (Decrease) in accrued management fees - related party	0	30,000	162,945
Increase (Decrease) in accrued interest-related party	3,988	3,988	23,926
Net Cash Flows Used In Operating Activities	(21,803)	(21,246)	(331,818)

Cash Flows From Investing Activities
Purchase of Property and Equipment	0	0	(5,672)
Net Cash Flows Used In Investing Activities	0	0	(5,672)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	0	0	335,000
Proceeds from loans from related parties	0	0	110,000
Net Cash Flows Provided By Financing Activities	0	0	445,000

Increase (Decrease) in Cash and Cash Equivalents	(21,803)	(21,246)	107,510
Cash and Cash Equivalents, Beginning of Period	129,313	171,671	-
Cash and Cash Equivalents, End of Period	$107,510	$150,425	$107,510

Supplemental Information

Interest paid during the period	$-	$-	$3,656
Income taxes paid during the period	$-	$-	$-

Supplemental non-cash investing and financing activities:

Common stock issued for services rendered	$-	$-	$53,050

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the six months ended September 30, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

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

Note 2 – Development Stage Operations and Going Concern Matters

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  During the six months ended September 30, 2004, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States of America, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to September 30, 2004 amounted to $586,443.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital and debt financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Note 3 – Related Party Transactions

Accrued management fees:  During the six months ended September 30, 2004 and 2003, the Company charged $0 and $15,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of September 30, 2004 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at September 30, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $23,926 as of  September 30, 2004.  Interest expense was $3,988 and $3,988 as of September 30, 2004 and 2003, respectively, and $23,926 for the period from inception (November 6, 1998) to September 30, 2004.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants:  Warrants held by family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2007.

Note 4 – Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the six months ended September 30, 2004 and 2003, and for the period from November 6, 1998 (date of inception) to September 30, 2004.

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Six Months Ended September 30, 2004	For the Six Months Ended September 30, 2003	From Inception (November 6,1998) to September 30, 2004
Numerator for basic and diluted – Net loss	$(22,656)	$(38,527)	$(26,389)	$(56,021)	$(586,443)
Denominator for basic and diluted loss per share – weighted average shares	8,440,625	8,440,625	8,440,625	8,440,625	8,440,625
Basic and diluted net loss per common share	$(0.003)	$(0.005)	$(0.003)	$(0.007)	$(0.070)

Note 5 – Fixed Assets

Fixed assets consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $3,664, for a net book value of $2,008.  Depreciation expense for the six months ended September 30, 2004 and 2003 was $358 and $548, respectively, and for the period from inception (November 6, 1998) to September 30, 2004 was $3,664.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six month periods ending September 30, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Liquidity and Capital Resources

As at September 30, 2004, the Company had a cash balance of $107,510. The Company has financed its operations primarily through cash on hand during the three and six month period ending September 30, 2004.

Related Party Transactions

Accrued management fees:  During the six months ended September 30, 2004 and 2003, the Company charged $0 and $15,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of September 30, 2004 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at September 30, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $23,926 as of September 30, 2004.  Interest expense was $3,988 and $3,988 as of September 30, 2004 and 2003, respectively, and $23,926 for the period from inception (November 6, 1998) to September 30, 2004.

Property:  The Company’s principal office is located at 1628 West First Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants:  Warrants held by family members, including the Company’s majority stockholder, total 1,170,000, which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2007.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that FIN 46 will have any effect on the Company.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through September 30, 2004, we have accumulated losses of $586,443.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

At a Board of Directors meeting held on September 24, 2004, the Company’s Board of Directors agreed to extend the expiration date of 2,500,000 currently outstanding share purchase warrants from October 17, 2004 to October 17, 2007, with all other warrant terms and conditions remaining the same.

The 2,500,000 share purchase warrants were issued as part of a $250,000 financing completed during October 2001. Of the 2,500,000 currently outstanding share purchase warrants, 780,000 warrants are held by other family members of Mr. Harmel S. Rayat. Mr. Rayat, the Company’s Secretary and Treasurer, disclaims beneficial ownership all share purchase warrants held by other family members.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

September 24, 2004:  At a Board of Directors meeting held on September 24, 2004, the Company’s Board of Directors agreed to extend the expiration date of 2,500,000 currently outstanding share purchase warrants from October 17, 2004 to October 17, 2007, with all other warrant terms and conditions remaining the same.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 3rd day of November, 2004.

e.Deal.net, Inc.

/s/ Terri DuMoulin

Terri DuMoulin

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Terri DuMoulin

Director , President,

November 3, 2004

Terri DuMoulin

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

November 3, 2004

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

Date:  November 3, 2004

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

Date:  November 3, 2004

By:

/s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of e.Deal.net, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terri DuMoulin, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: November 3, 2004	By:	/s/ Terri DuMoulin
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

In connection with the Quarterly Report of e.Deal.net, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: November 3, 2004	By:	/s/ Harmel S. Rayat
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