Form 10QSB
period 2004-12-31
E DEAL NET INC
filed 2005-02-15
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2004

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of January 29, 2005, there were 8,440,625 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

E.DEAL.NET, INC.

FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2004

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

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED BALANCE SHEET

DECEMBER 31, 2004

ASSETS	Dec. 31, 2004	March 31, 2004

Current Assets
Cash	$86,387	$129,313
Total Current Assets	$86,387	$129,313

Property and Equipment, net (Note 5)	1,829	2,366

Total Assets	$88,216	$131,679

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$11,159	$10,800
Accrued management fees – related party (Note 3)	162,945	162,945
Accrued interest – related party (Note 3)	25,920	19,938
Note payable – related party (Note 3)	110,000	110,000
Total Current Liabilities	$310,024	$303,683

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,440,625 shares issued and outstanding	8,441	8,441
Additional paid in capital	379,609	379,609
Deficit accumulated during the development stage	(609,858)	(560,054)
Total Stockholders' Deficiency	(221,808)	(172,004)

Total Liabilities and Stockholders’ Deficiency	$88,216	$131,679

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

(A Development Stage Company)

INTERIM UNAUDITED  STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2004

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003	For the Nine Months Ended December 31, 2004	For the Nine Months Ended December 31, 2003	Cumulative From Inception
Revenues	-	-	-	-	-
Operating Expenses
General and Administrative	21,468	2,061	43,912	11,716	229,416
Website fees – related party	0	0	0	0	48,050
Payroll and payroll related expense	0	3,879	0	15,888	95,024
Management and consulting fees-related Party (Note 3)	0	0	0	30,000	185,418
Rent (Note 3)	0	0	0	0	27,631
Depreciation (Note 5)	179	0	537	548	3,843
Total operating expenses	(21,647)	(5,940)	(44,449)	(58,212)	(589,382)

Other Income (Expense)
Interest Income	226	177	627	415	9,100
Interest Expense	(1,994)	(1,994)	(5,982)	(5,982)	(29,576)
Total Other Income (Expense)	(1,768)	(1,817)	(5,355)	(5,567)	(20,476)

Provision for Income Taxes	-	-	-	-	-

Net Loss Available to Common Stockholders	$(23,415)	$(7,757)	$(49,804)	$(63,779)	$(609,858)

Basic and Diluted Loss Per Common Share	$(0.003)	$(0.001)	$(0.006)	$(0.008)	$(0.072)

Weighted Average Common Shares Outstanding	8,440,625	8,440,625	8,440,625	8,440,625	8,440,625

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

INTERIM UNAUDITED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2004

	Nine Months Ended Dec. 30, 2004	Nine Months Ended Dec. 30, 2003	Cumulative from Inception
Cash Flows From Operating Activities
Net Loss	$(49,804)	$(63,779)	$(609,858)
Adjustments to Reconcile Net Loss to Net Cash Flows Used By Operating Activities
Depreciation and amortization	537	548	3,843
Common stock issued for services	0	0	53,050
Changes in Assets and Liabilities
Increase (Decrease) in accounts payable and accrued expenses	359	359	11,159
Increase (Decrease) in accrued management fees - related party	0	21,612	162,945
Increase (Decrease) in accrued interest-related party	5,982	5,982	25,920
Net Cash Flows Used In Operating Activities	(42,926)	(35,278)	(352,941)

Cash Flows From Investing Activities
Purchase of Property and Equipment	0	0	(5,672)
Net Cash Flows Used In Investing Activities	0	0	(5,672)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	0	0	335,000
Proceeds from loans from related parties	0	0	110,000
Net Cash Flows Provided By Financing Activities	0	0	445,000

Increase (Decrease) in Cash and Cash Equivalents	(42,926)	(35,278)	86,387
Cash and Cash Equivalents, Beginning of Period	129,313	171,671	-
Cash and Cash Equivalents, End of Period	$86,387	$136,393	$86,387

Supplemental Information

Interest paid during the period	$-	$-	$3,656
Income taxes paid during the period	$-	$-	$-

Supplemental non-cash investing and financing activities:

Common stock issued for services rendered	$-	$-	$53,050

The accompanying notes are an integral part of these financial statements.

e.Deal.net, Inc.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2004, and the results of operations and cash flows for the nine months ended December 31, 2004 and 2003.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2004 Annual Report on Form 10-KSB.

Note 2 – Development Stage Operations and Going Concern Matters

e.Deal’s initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  During the nine months ended December 31, 2004, the Company has focused its efforts in the development of its online auto auction site at www.edeal.net.

The ability of e.Deal to achieve its business objectives is contingent upon its success in raising additional capital until such time as adequate revenues are realized from operations.

The accompanying financial statements have been presented in accordance with generally accepted accounting principles in the United States of America, which assume the continuity of e.Deal as a going concern.  As shown in the financial statements, development stage losses from November 6, 1998 (inception) to December 31, 2004 amounted to $609,858.  e.Deal’s cash flow requirements during this period have been primarily met by contributions of capital and debt financing.  No assurance can be given that these sources of financing will continue to be available.  If e.Deal is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Note 3 – Related Party Transactions

Accrued management fees: During the nine months ended December 31, 2004 and 2003, the Company charged $0 and $30,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of December 31, 2004 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at December 31, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $25,920 as of December 31, 2004.  Interest expense was $5,982 and $5,982 as of December 31, 2004 and 2003, respectively, and $25,920 for the period from inception (November 6, 1998) to December 31, 2004.

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

Note 4 – Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the nine months ended December 31, 2004 and 2003, and for the period from November 6, 1998 (date of inception) to December 31, 2004.

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003	For the Nine Months Ended December 31, 2004	For the Nine Months Ended December 31, 2003	From Inception (November 6,1998) to December 31, 2004
Numerator for basic and diluted – Net loss	$(23,415)	$(7,757)	$(49,804)	$(63,779)	$(609,858)
Denominator for basic and diluted loss per share – weighted average shares	8,440,625	8,440,625	8,440,625	8,440,625	8,440,625
Basic and diluted net loss per common share	$(0.003)	$(0.001)	$(0.006)	$(0.008)	$(0.072)

Note 5 – Fixed Assets

Fixed assets consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $3,843, for a net book value of $1,829.  Depreciation expense for the nine months ended December 31, 2004 and 2003 was $537 and $548, respectively, and for the period from inception (November 6, 1998) to December 31, 2004 was $3,843.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine month periods ending December 31, 2004, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Overview

e.Deal.net, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.

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

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Liquidity and Capital Resources

As at December 31, 2004, the Company had a cash balance of $86,387. The Company has financed its operations primarily through cash on hand during the three and nine month period ending December 31, 2004.

Related Party Transactions

Accrued management fees: During the nine months ended December 31, 2004 and 2003, the Company charged $0 and $30,000, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat , the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of December 31, 2004 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable and accrued – related party:  Notes payable at December 31, 2004, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $25,920 as of December 31, 2004.  Interest expense was $5,982 and $5,982 as of December 31, 2004 and 2003, respectively, and $25,920 for the period from inception (November 6, 1998) to December 31, 2004.

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

Subsequent Events

On January 21, 2005, Mr. Derek Cooper joined the Board of Directors, replacing Ms. Terri DuMoulin as a Company Director, President and CEO.

Mr. Derek J. Cooper, the Company’s newly appointed Director, President and CEO, earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics.

In September 1996, Mr. Cooper enrolled in the University of British Columbia's Bachelor of Science program.

In April 2000, Mr. Cooper published one of numerous studies and commissioned works, including a report on Acoustical Bylaw Enforcement for the Government of British Columbia's Ministry of Transportation.

In January of 2001, Mr. Cooper successfully helped develop a MoS2 (molybdenum sulphate) thin-film coating application to field effect scanning electron microscopy.

Subsequently, in April 2002, during his tenure at the diversified mining and metals giant Teck-Cominco, Mr. Cooper co-designed and commissioned a hydrometallurgy extraction process for molybdenum.

In January 2003, Mr. Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands and the largest single source producer in Canada.  In September 2004, Mr. Derek Cooper completed a contract-tenure with Stealth Minerals Ltd.

Ms. Terri DuMoulin, the President and CEO, and a member of the Company’s Board of Directors, resigned effective January 21, 2005 due to personal reasons.

Recent Accounting Pronouncements

In April 2004, the EITF released Issue No. 03-06, Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of FASB No. 123(R), will not have a material impact on the Company’s financial statements.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through December 31, 2004, we have accumulated losses of $609,858.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 29th day of January, 2005.

e.Deal.net, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

January 29, 2005

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

January 29, 2005

Harmel S. Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper, certify that:

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

Date:  January 29, 2005

By:

/s/ Derek Cooper

Derek Cooper

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

Date:  January 29, 2005

By:

/s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of e.Deal.net, Inc. (the “Company”) on the Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: January 29, 2005	By:	/s/ Derek Cooper
Derek Cooper President and Chief Executive Officer

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

In connection with the Quarterly Report of e.Deal.net, Inc. (the “Company”) on the Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

E.DEAL.NET, INC.

Date: January 29, 2005	By:	/s/ Harmel S. Rayat
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