Form 10KSB
period 2005-03-31
INTERNATIONAL ENERGY, INC.
filed 2005-07-13
CIK 1081074

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

Commission File Number: 333-52040

INTERNATIONAL ENERGY, INC.

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

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of July 12, 2005: $5,886,000. Number of shares of Common Stock, $0.001 par value, outstanding as of July 12, 2005: 35,322,500.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

PART I

PAGE

Item 1.   Description of Business

3

Item 2.   Description of Property

6

Item 3.   Legal Proceedings

6

Item 4.   Submissions of Matters to a Vote of Security Holders

6

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

7

Item 6.    Management's Discussion and Analysis or Plan of Operations

7

Item 7.    Financial Statements

10

Item 8.    Changes in and Disagreements with Accountants on Accounting and

 Financial Disclosure

23

Item 8a

Controls and Procedures

23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

23

Item 10.

 Executive Compensation

24

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

25

Item 12.  Certain Relationships and Related Transactions

26

Item 13.  Exhibits and Reports on Form 8-K

27

Item 14.  Principal Accountant Fees and Services

27

 Signatures

28

 Certifications

29

 Exhibits

31

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending March 31, 2005, and specifically in the items entitled "Management’s discussion and analysis of financial condition and results of operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6th, 1998, under the name “e.Deal.net, Inc.”, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.  On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.  Also, subsequent to the fiscal year end March 31, 2005, International Energy, Inc. incorporated two wholly owned subsidiaries:  e.Deal Enterprise Corp. and International Energy Corp.

Through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., we plan to be involved in the exploration for petroleum and natural gas in various parts of the United States and Canada. We are also involved in the business of providing online automotive information through a second wholly owned subsidiary, e.Deal Enterprises Corp.

International Energy Corp.

International Energy Corp., a subsidiary of International Energy, Inc., is an exploration stage oil and gas company engaged in the exploration for oil and gas in the State of Utah, as well as other parts of the US and Canada.  On June 9, 2005, International Energy Corp. entered into a Joint Venture Agreement with Reserve Oil & Gas, Inc., pursuant to which the two companies plan on purchasing various leases, drilling and completing oil and gas wells. International  Energy Corp. and Reserve Oil & Gas, Inc. currently jointly own 372.5 acres of oil, gas and mineral leases located in Sevier County, Utah.

e.Deal Enterprises Corp

e.Deal Enterprises Corp. (www.edeal.net), a subsidiary of International Energy, Inc., provides a wide range of automotive information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, information on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

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

Employees

At March 31, 2005, the Company employed 2 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

Risk Factors of the Business

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

Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants but have not conducted any formal independent market studies concerning the demand for our services. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base operating expense budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in new and rapidly-evolving industries.

We have a general history of losses and cannot assure you that we will operate profitability in the future.

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through March 31, 2005, we have accumulated losses of $619,548.

Even if we become profitable in the future, we cannot accurately predict the level of, or our ability to sustain profitability. Because we have not yet been profitable and cannot predict any level of future profitability, you bear the risk of a complete loss of your investment in the event our business plan is unsuccessful.

The manner in which we intend to conduct our business from our automotive subsidiary and charge for our services is new and unproven. Due to the cost and delay inherent in obtaining a market or feasibility study we have not commissioned any such study with regard to our proposed business model. Our business model depends upon our ability to generate revenue streams from multiple sources through our web site, including: subscription and advertising fees from consumers; revenue from facilitating automotive e-commerce transactions (such as financing, insurance, warranties and aftermarket products); fees from the online used vehicle sales services; fees from national advertising programs, promotions and services; and fees for enhanced private seller listings.

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

With our oil and gas subsidiary, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the costs to acquire additional leases are more than we currently anticipate;

- drilling and completion  costs for additional wells increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

Our development of and participation in an increasingly larger number of oil and gas prospects have required and will continue to require substantial capital expenditures.  The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit, and acquire natural gas and oil reserves.  As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

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

Risk Factors in the Automotive Industry

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

Risk Factors in the Oil and Gas Industry

We currently have no sales and marketing force to generate revenue.

As we remain in the development stage, we have not yet generated any revenues, nor do we have any customers.

The principal target customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck or barge crude oil to storage, refining or pipeline facilities.

We intend to sell our oil and gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual.

We have not yet adopted any specific sales and marketing plans, nor do we expect in the short-term, the need to hire sales and marketing personnel.

Title to Properties

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of such properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. We rely upon the brokers of the properties to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

We operate in a market that is intensely and increasingly competitive.

The oil and gas business is highly competitive. We compete with private, public and state-owned companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Government and Environmental Regulation in the Oil and Gas Industry

Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Utah and other states in which we intend to conduct operations also have statutes and regulations governing conservation matters and establishment of maximum rates of production from oil and gas wells.

Our operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in our operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties.

Our future performance depends upon our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find and develop or acquire reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploitation and development may materially exceed initial estimates.

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered in commercial quantities. We do not have an established history of locating and developing properties that have oil and gas reserves.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

We rely heavily upon reserve estimates when determining whether or not to invest in a particular oil or gas property.

The oil and gas reserve information that we use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of uncertainty. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates.

Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and natural gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and natural gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and natural gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

In addition, the 10% discount factor, which is required by the Securities and Exchange Commission ("SEC") to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interests rates in effect from time to time and risks associated with us or the oil and gas industry in general.

Our ability to produce sufficient quantities of oil and gas from out properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

Market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, an the environmental and access issues that limit future drilling activities for the industry.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the leases. Such deficiencies may render the lease worthless.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations will be subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. Any offshore operations that we engage in will be subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

For projects in which we may act as the operator, we would maintain insurance coverage for our operations with policy limits and retention liability customary in the industry, including limited coverage for sudden environmental damages and for existing contamination. We do not believe that insurance coverage for environmental damages that occur over time or insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. As a result, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages.

In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators of such prospects are adequate and, therefore, have not acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in our fiscal fourth quarter of year ended March 31, 2005. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the third or fourth quarter of 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "IENI". The following table sets forth the high and low sale prices for the periods indicated (stock prices are quoted in post-split prices):

High

Low

Second Quarter 2003

$0.03

$0.01

Third Quarter 2003

$0.09

$0.03

Fourth Quarter 2003

$0.13

$0.06

First Quarter 2004

$0.09

$0.08

Second Quarter 2004

$0.10

$0.06

Third Quarter 2004

$0.08

$0.07

Fourth Quarter 2004

$0.25

$0.07

First Quarter 2005

$0.25

$0.13

April 1, 2005-July 12, 2005

$1.05

$0.13

As of July 12, 2005, there were approximately 64 stockholders of record of the Company's Common Stock.

Dividend Policy

We do not have a history of paying dividends on our Common Stock, and there can be no assurance that we will pay any dividends in the foreseeable future. We intend to use any earnings, which may be generated, to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

8,000,000

$0.13

12,000,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

8,000,000

$0.13

12,000,000

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

Overview

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6th, 1998, under the name “e.Deal.net, Inc.”, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.  On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.

International Energy Corp.

International Energy Corp., a subsidiary of International Energy, Inc., is an exploration stage oil and gas company engaged in the exploration for oil and gas in the State of Utah, as well as other parts of the US and Canada.  On June 9, 2005, International Energy Corp. entered into a Joint Venture Agreement with Reserve Oil & Gas, Inc., pursuant to which the two companies plan on purchasing various leases, drilling and completing oil and gas wells. International  Energy Corp. and Reserve Oil & Gas, Inc. currently jointly own 372.5 acres of oil, gas and mineral leases located in Sevier County, Utah.

e.Deal Enterprises Corp

e.Deal Enterprises Corp. (www.edeal.net), a subsidiary of International Energy, Inc., provides a wide range of automotive information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, information on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

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

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended March 31, 2005 and March 31, 2004.

General and Administrative Expenses:  During the year ended March 31, 2005, the Company incurred $52,417 in general and administrative expenses, a decrease of 16% over year end March 31, 2004 expenses of $62,738.  The decrease is primarily attributable to a reduction in management fees and payroll expenses.

Interest Income:  Interest income was $898 and $581 for the years ended March 31, 2005, and 2004, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of March 31, 2005, the Company's accumulated deficit was $619,548, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended March 31, 2005, the Company recorded a net loss of $59,494, a decrease of 15%, compared to a net loss of $70,132 for the same period in 2004. The decrease is primarily attributable to a reduction in management fees and payroll expenses.

Liquidity and Capital Resources

At March 31, 2005, the Company had a cash balance of $74,866, compared to a cash balance of $129,313 at March 31, 2004.

During the year ended March 31, 2005, the Company used $54,447 of net cash from operating activities, as compared to $39,972 of net cash used in 2004.

Net cash provided by investing activities was $0 for the year ended March 31, 2005 compared to $2,386 for the same period in 2004.

Net cash provided by financing activities was $0 for the years ended March 31, 2005 and March 31, 2004. The Company has financed its operations primarily through loans from shareholders and private placements of Common Shares.

Plan of Operation

The Company’s principal source of liquidity is cash in bank, which we anticipate will be sufficient to fund our operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to source out and invest in promising technology-based ventures; potential oil and gas reserves; to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

For the next twelve months the Company and its joint venture partner, Reserve Oil & Gas, Inc. (“Reserve”), plan to explore and develop its leases in Sevier County, Utah, which are jointly held by the Company and Reserve. Currently, International Energy and Reserve jointly own 372.5 acres of oil, gas and mineral leases located in Sevier County, Utah. The Company may require additional funds to implement our growth strategy in our oil, gas and mineral exploration operations. The Company is also conducting an ongoing evaluation of its Internet business, an automotive portal located at www.edeal.net, to determine the economical viability of this business.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors" for additional details.

Related Party Transactions

Notes Payable

Notes payable at March 31, 2005, represent four separate loans bearing interest at 7.25%

per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand.  Cumulative accrued interest on the above notes amounted to $27,914 as of March 31, 2005.  Interest expense was $7,975 and $7,975 as of March 31, 2005 and 2004 respectively, and $27,914 for the period from inception (November 6, 1998) to March 31, 2005.

Accrued Management Fees

Accrued management fees of $162,945 represent amounts owed to Harmel S. Rayat, Secretary, Treasurer and Director of the Company, and Herdev S. Rayat, former President, CEO and Director, in amounts of $61,612 and $101,333, respectively.  In addition, in fiscal year 2005, services were provided by management to the Company for a nominal amount, which has not been recorded in the financial statements.

Management and consulting fees for the years ended March 31, 2005 and 2004 were $7,800 and $30,000 respectively, and $193,218 for the period from inception (November 6, 1998) to March 31, 2005.  Management and consulting fees incurred for services rendered by directors and officers for the years ended March 31, 2005 and 2004 were as follows:

(i)   Harmel S. Rayat, Secretary, Treasury and Director ($3,300 and $30,000 respectively); and

(ii)  Terri DuMoulin, President and Director ($4,500 and $0 respectively). Subsequent to the year end, Terri DuMoulin resigned as President and Director.

Website Fees

On August 5, 2002, the Company issued 600,625 shares of common stock to Entheos Technologies, Inc.  a company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted closing price of the Company’s common stock ($0.08 per share), which approximated fair value of the services provided.

Properties

During the fiscal year ended March 31, 2005, and to date, the Company’s office is located at Suite 216, 1628 West 1st Avenue, Vancouver, B.C., Canada  V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder. The Company does not pay any rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants

Warrants held by family members, including the Company’s majority stockholder, total 1,170,000 (4,680,000 post-forward stock split) which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

Due to the “start up” nature of the Company’s business, the Company expects to incur losses as it expands.  To date, the Company’s cash flow requirements have been primarily met by debt and equity financings.  Management believes it has sufficient cash flow to meet its capital requirements for at least the next twelve months.  If the Company is unable to generate profits or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm dated June 23, 2005

15

Balance Sheet as of March  31, 2005

16

Statements of Stockholders’ Deficiency for the period from inception (November 6, 1998)

to March 31, 2005

17

Statements of Operations for the years ended March 31, 2005 and 2004, and for the period from inception (November 6, 1998) to March 31, 2005

18

Statements of Cash Flows for the years ended March 31, 2005 and 2004, and for the period from inception (November 6, 1998) to March 31, 2005

19

Notes to the Financial Statements

20-26

[ERNST & YOUNG LOGO]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

INTERNATIONAL ENERGY, INC.

(formerly “E.Deal.net, Inc.”)

 (An exploration stage company)

We have audited the accompanying balance sheet of International Energy, Inc. (formerly “E.Deal.net, Inc.”) (an exploration stage company) (“the Company”) as at March 31, 2005, the related statements of stockholders’ deficiency, operations and cash flows for the year ended March 31, 2005 and for the period from November 6, 1998 (inception) to March 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as at March 31, 2004 and for the period from November 6, 1998 (inception) to March 31, 2004 and for the cumulative period from November 6, 1998 (inception) to March 31, 2004 were audited by other auditors whose report dated May 5, 2004 expressed an unqualified opinion on those statements.  The financial statements for the period from November 6, 1998 (inception) to March 31, 2004 include total revenues and net loss of $nil and $70,132, respectively.  Our opinion on the statements of stockholders’ deficiency, operations and cash flows for the period November 6, 1998 (inception) to March 31, 2005, insofar as it relates to amounts for prior periods through March 31, 2004 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, base on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended March 31, 2005, for the period from November 6, 1998 (inception) to March 31, 2004 and for the cumulative period from November 6, 1998 (inception) to March 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the realization of assets and the satisfaction of liabilities and commitments are dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Ernst & Young LLP”

June 23, 2005

Chartered Accountants

INTERNATIONAL ENERGY, INC.
(formerly “E.Deal.net, Inc.”)
(A development stage company)

Balance Sheet
March 31, 2005
(Expressed in U.S. Dollars)
2005

ASSETS

Current assets
Cash	$74,866

Total current assets	74,866

Computer equipment, net (Note 4)	1,650

Total assets	$76,516

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$7,155
Accrued management fees - related party (Note 5)	162,945
Accrued interest - related party (Note 5)	27,914
Notes payable – related party (Note 5)	110,000

Total current liabilities	308,014

Stockholders' Deficiency (Note 5)

Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 33,762,500 shares	8,441
Additional paid in capital	379,609
Deficit accumulated during the development stage	(619,548)

Total stockholders' deficiency	(231,498)

Total liabilities and stockholders' deficiency	$76,516

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL ENERGY, INC.
(formerly “E.Deal.net, Inc.”)
(A development stage company)

Statements of Stockholders' Deficiency
For the Period from Inception (November 6, 1998) to March 31, 2005
(Expressed in U.S. Dollars)
				Deficit
				accumulated	Total
			Additional	during	stock-
	Common shares		paid-in	development	holders’
	Shares	Amount	capital	stage	(deficiency)

Inception, November 6, 1998	-	$-	$-	$-	$-
Common stock issued at $0.001 per share
to a related party for management services	5,000,000	5,000	-	-	5,000
Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	340,000	340	84,660	-	85,000
Loss, inception (November 6, 1998) to March 31, 1999	-	-	-	(7,470)	(7,470)
Balance, March 31, 1999	5,340,000	5,340	84,660	(7,470)	82,530
Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)
Balance, March 31, 2000	5,340,000	5,340	84,660	(23,655)	66,345
Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)
Balance, March 31, 2001	5,340,000	5,340	84,660	(195,448)	(105,448)
Common stock issued for cash at $0.10 per share, October 17, 2001	2,500,000	2,500	247,500	-	250,000
Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)
Balance, March 31, 2002	7,840,000	7,840	332,160	(339,989)	11
Common stock issued to a related party for
services rendered at $0.08 per share, August 5, 2002	600,625	601	47,449	-	48,050
Common stock issued to a related party for
services rendered at $0.08 per share, August 5, 2002	300,000	300	23,700	-	24,000
Cancellation of previously issued common stock, February 4, 2003	(300,000)	(300)	(23,700)	-	(24,000)
Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	8,440,625	8,441	379,609	(489,922)	(101,872)
Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)
Balance, March 31, 2004	8,440,625	$8,441	$379,609	$(560,054)	$(172,004)
Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
Balance, March 31, 2005	8,440,625	$8,441	$379,609	$(619,548)	$(231,498)

Forward stock split of 4:1 on June 20, 2005	25,321,875	-	-	-	-
Balance, June 20, 2005	33,762,500	$8,441	$379,609	$(619,548)	$(231,498)

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL ENERGY, INC.
(formerly “E.Deal.net, Inc.”)
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)
	Cumulative
	amount since
	inception
	(November 8,
	1998) to	Year ended	Year ended
	March 31	March 31	March 31
	2005	2005	2004

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	166,572	15,996	13,145
Website fees - related party (Note 5)	48,050	-	-
Payroll and payroll-related expenses	95,024	-	15,888
Management and consulting fees -
related party (Note 5)	193,218	7,800	30,000
Rent	27,631	-	-
Depreciation (Note 4)	4,022	716	568
Office expenses	62,833	27,905	3,137

	597,350	52,417	62,738

Other income (expenses)
Interest income	9,371	898	581
Interest expense	(31,569)	(7,975)	(7,975)

Total other expenses	(22,198)	(7,077)	(7,394)

Net loss before income taxes	(619,548)	(59,494)	(70,132)

Provision for income taxes (Note 6)	$-	$-	$-

Net loss applicable to common
shareholders	$(619,548)	$(59,494)	$(70,132)

Loss per common share
- basic and diluted		$(0.002)	$(0.002)

Weighted average number of common
shares outstanding		33,762,500	33,762,500

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL ENERGY, INC.
(formerly “E.Deal.net, Inc.”)
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Cumulative
	amount since
	Inception
	(November 8,
	1998) to	Year ended	Year ended
	March 31	March 31	March 31
	2005	2005	2004

Cash flows from (used in) operating activities
Net loss for the year	$(619,548)	$(59,494)	$(70,132)
Adjustments to reconcile net loss to
net cash used in operating activities:
- depreciation	4,022	716	568
- common stock issued for services	53,050	-	-
Changes in non-cash working capital:
Increase (decrease) in accounts
payable and accrued liabilities	7,155	(3,644)	5
Increase in accrued management fees
- related party	162,945	-	21,612
Increase in accrued interest – related party	27,914	7,975	7,975
Net cash used in operating activities	(364,462)	(54,447)	(39,972)

Cash flows used in investing activities
Purchase of computer equipment	(5,672)	-	(2,386)
Net cash used in investing activities	(5,672)	-	(2,386)

Cash flows from financing activities
Proceeds from the sale of common stock	335,000	-	-
Proceeds from loans from related parties	110,000	-	-
Net cash provided by financing activities	445,000	-	-

Increase (decrease) in cash and cash equivalents	74,866	(54,447)	(42,358)

Cash and cash equivalents, beginning of period	-	129,313	171,671

Cash and cash equivalents, end of period	$74,866	$74,866	$129,313

Supplement cash flow information:
Interest paid in cash	$3,656	$-	$-

Supplemental non-cash investing and
financing activities:
Common stock issued for services rendered	$53,050	$-	$-

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL ENERGY, INC.

(formerly “E.Deal.net, Inc.”)

(A development stage company)

Notes to Financial Statements

Years Ended March 31, 2005 and 2004

(Expressed in U.S. Dollars)

1.

Organization and Nature of Operations

International Energy, Inc. (formerly “E.Deal.net, Inc.”) (the “Company”) was incorporated on November 6, 1998, under the laws of the State of Nevada with an authorized capital of 1,000,000 shares of $0.01 par value preferred stock and 100,000,000 shares of $0.001 par value common stock.

The Company is a development stage company whose initial activities have been devoted to developing a business plan, negotiating contracts and raising capital for future operations and administrative functions.  The Company has been inactive for fiscal years 2004 and 2005

Effective June 20, 2005, the Company completed a reorganization by changing its name to International Energy, Inc. and completing a forward split of its common stock by issuing four new shares for one old share.  The financial statements have been restated to reflect the forward stock split.

2.

Going Concern

The Company has been a development stage company and has incurred net operating losses since inception (November 6, 1998).  The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the “start up” nature of the Company’s business, the Company expects to incur losses as it expands.  To date, the Company’s cash flow requirements have been primarily met by debt and equity financings.  Management believes it has sufficient cash flow to meet its capital requirements for at least the next twelve months.  If the Company is unable to generate profits or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

3

Summary of Significant Accounting Policies

(a)

Development Stage Company

A business is defined as a development stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues (see Note 2).

(b)

Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(c)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

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

(e)

Fair Value of Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

The fair value of accrued management fees, accrued interest, and notes payable have not been disclosed as this amount is not readily determinable.

The Company operates and incurs significant expenditures outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between Canadian dollar and the U.S. dollar.

(f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at March 31, 2005.

(g)

Computer Equipment

Computer equipment is stated at cost, less depreciation, and is depreciated under the straight-line method over the estimated useful lives of the asset which is three years.  Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

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

(i)

Advertising Expenses

The Company expenses advertising costs as incurred.  The Company did not incur any advertising expenses for the years ended March 31, 2005 and 2004.

(j)

Earnings (Loss) Per Share

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

The Company has not granted any stock options since inception.

(l)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Deficiency.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no comprehensive income as of March 31, 2005.

(m)

Foreign Currency Translation

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into their functional currency, which is U.S. Dollars, in the following manner:

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into U.S. Dollars by using the exchange rate in effect at that date. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(n)

Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in the Statement of Financial Accounting Standards No 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

(o)

Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

The Company did not have any goodwill or intangible assets with indefinite or definite life since its inception.

(p)

Accounting for Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards Board No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company’s financial statements.

(q)

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial statements.

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

4.

Computer Equipment

Computer equipment is stated at a cost of $5,672, less accumulated depreciation of $4,022, for a net book value of $1,650.  Depreciation expense for the fiscal years ended March 31, 2005 and 2004 was $716 and $568 respectively, and for the period from inception (November 6, 1998) to March 31, 2005 was $4,022.

5.

Related Party Transactions

(a)

Notes payable at March 31, 2005, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand.  Cumulative accrued interest on the above notes amounted to $27,914 as of March 31, 2005.  Interest expense was $7,975 and $7,975 as of March 31, 2005 and 2004 respectively, and $27,914 for the period from inception (November 6, 1998) to March 31, 2005.

(b)

Accrued Management Fees

Accrued management fees of $162,945 represent amounts owed to Harmel S. Rayat, Secretary, Treasurer and Director of the Company, and Herdev S. Rayat, former President, CEO and Director, in amounts of $61,612 and $101,333, respectively.  In addition, in fiscal year 2005, services were provided by management to the Company for a nominal amount, which has not been recorded in the financial statements.

Management and consulting fees for the years ended March 31, 2005 and 2004 were $7,800 and $30,000 respectively, and $193,218 for the period from inception (November 6, 1998) to March 31, 2005.  Management and consulting fees incurred for services rendered by directors and officers for the years ended March 31, 2005 and 2004 were as follows:

(i)  Harmel S. Rayat, Secretary, Treasury and Director ($3,300 and $30,000 respectively); and

(ii)  Terri DuMoulin, President and Director ($4,500 and $0 respectively). Subsequent to the year end, Terri DuMoulin resigned as President and Director.

(c)

Website Fees

On August 5, 2002, the Company issued 600,625 shares of common stock to Entheos Technologies, Inc.  a company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted closing price of the Company’s common stock ($0.08 per share), which approximated fair value of the services provided.

(d)

Properties

During the fiscal year ended March 31, 2005, and to date, the Company’s office is located at Suite 216, 1628 West 1st Avenue, Vancouver, B.C., Canada  V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder. The Company does not pay any rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.

(e)

Warrants

Warrants held by family members, including the Company’s majority stockholder, total 1,170,000 (4,680,000 post-forward stock split) which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between the related parties.

(6)

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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. corporate income tax rate of 34% to actual expense (benefit) for 2005 and 2004 is as follows:

	Inception to March 31, 2005	2005	2004
Expected federal income tax benefit	$ 210,800	$ 18,020	$ 23,800
Increase in valuation allowance	(210,800)	(18,020)	(23,800)
Income tax expense	-	-	-

At March 31, 2005, non-current deferred tax asset of approximately $210,800 results from the deferred tax benefit of net operating loss carryforwards, which have a 100% valuation allowance, as the ability of the Company to general sufficient taxable income in the future is uncertain. There are no other significant tax assets or liabilities.

As of March 31, 2005, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $620,000, which expire through 2024.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

7.

Subsequent Events

On June 9, 2005, the Company incorporated two wholly owned subsidiaries; International Energy Corporation and E.Deal Enterprises Corp., both subsidiaries are incorporated under the laws of the State of Nevada.

On June 13, 2005, the Company entered into a Joint Venture Agreement with Reserve Oil and Gas, Inc. for the purpose of purchasing oil and gas leases, drilling, completing oil and gas wells and the resale of acquired leases.   The Company purchased four leases totaling 372.5 acres in Sevier County for total cash consideration of $112,000, which is funded through borrowing from related parties.

Subsequent to the fiscal year end, the Company’s Board of Directors agreed to enter into 10 year Non-Statutory Stock Option Agreements with certain employees for 8,000,000 out of the 20,000,000 common shares reserved for issuance under the Company’s 2002 Stock Option Plan (“2002 Plan”), which was approved by shareholders on September 30, 2002. As at March 31, 2005, no options had been granted under the 2002 Plan.  The options have an exercise price of $0.13, which was the last sale price on May 3, 2005 and the closing bid price of the Company’s shares on June 10, 2005, and all options becoming exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), with the first installment to be exercisable immediately, with an additional thirty-three and one-third percent (33 1/3%) of shares exercisable in six months and the balance becoming exercisable in 12 months.

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

Changes in Internal Controls

During the fourth quarter of fiscal year ended March 31, 2005, the management of the Company, including the Chief Executive Officer and the Principal Financial Officer, evaluated the Company’s disclosure controls and procedures. Under rules promulgated by the SEC, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be  disclosed by the issuer in the reports  filed or  submitted by it under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified  in the  Commission’s  rules and  forms."  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Principal Financial Officer, completed their evaluation.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

DEREK J. COOPER (Age 28).  President, CEO, Director.  Mr. Derek J. Cooper earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics, and initiated further studies in Geological Engineering in September, the same year.  From April 2002 through January 2003, Mr. Cooper tenured at the diversified mining and metals giant Teck-Cominco, where he co-designed and commissioned a hydrometallurgy extraction process for molybdenum.  Subsequently, from January 2003 thru September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands and the largest single source producer in Canada.  While continuing to pursue his Applied Sciences degree in Geological Engineering, from June 2004 thru September 2004, Mr. Cooper successfully completed a near-term engineering-exploration contract with Stealth Minerals Ltd., a publicly traded precious metals exploration company.  From September 2004 thru April 2005, Mr. Derek Cooper continues to further his applied sciences (engineering) studies. Since June 2005, Mr. Cooper has joined Elk Valley Coal, the world’s second largest producer of  metallurgical coal, as a Drill and Blast Engineer.  Mr. Cooper joined the Company as President, CEO and Director on January 21, 2005.

HARMEL S. RAYAT (Age 44). Secretary, Treasurer, Director.  Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of PhytoMedical Technologies, Inc, Entheos Technologies, Inc. and HepaLife Technologies, Inc. Mr. Rayat has served as a Director of the Company since July 24, 2002.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of the Company, collectively the respondents, consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation, the respondents agreed to cease and desist from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14. On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal year ended March 31, 2005 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended March 31, 2005, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the fiscal year ended March 31, 2005 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

    Salary

Bonus        Other

Granted

Compensation

Derek Cooper

2005

$0

$0

$0

   0

$0

President, CEO,

2004

$0

$0

$0

   0

$0

Director

2003

$0

$0

$0

   0

$0

Harmel S. Rayat

2005

$0

$0

$3,300

   0

$0

Secretary, Treasurer,

2004

$30,000

$0

$0

   0

$0

Director

2003

$40,000

$0

$0

   0

$0

Terri DuMoulin (1)

2005

$0

$0

$4,500

   0

$0

Former CEO, President,

2004

$0

$0

$3,100

   0

$0

Director

2003

$5,000

$0

$0

   0

$0

Harvinder Dhaliwal (2)

2005

$0

$0

$0

   0

$0

Former Secretary,

2004

$0

$0

$0

   0

$0

Treasurer, Director

2003

$0

$0

$0

   0

$0

Herdev Rayat (3)

2005

$0

$0

$0

   0

$0

Former President,

2004

$0

$0

$0

   0

$0

and Director

2003

$32,000

$0

$0

   0

$0

(1)  Resigned as President, CEO and Director on January 21, 2005

(2)  Not re-elected as a Director on October 31, 2003

(3)  Resigned as President and Director on December 20, 2002

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during the fiscal year ended March 31, 2005 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2005

   Price ($/sh)

   Date

Derek Cooper

0

0

n/a

n/a

Harmel Rayat

0

0

n/a

n/a

Terri DuMoulin (1)

0

0

n/a

n/a

(1)  Resigned as President, CEO and Director on January 21, 2005

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised    Value of Unexercised In-the-money

Options on March 31, 2005

          Options on March 31, 2005

Name

Exercisable

Unexercisable

          Exercisable

           Unexercisable

Derek Cooper

0

0

          $0

       $0

Harmel Rayat

0

0

          $0

       $0

Terri DuMoulin (1)

0

0

          $0

$0

(1)  Resigned as President, CEO and Director on January 21, 2005

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 28, 2005, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Derek Cooper

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harmel S. Rayat (1) (2)

25,522,500

76%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

25,522,500

76%

as a group (2 persons)

(1)

Includes 2,402,500 shares issued to Entheos Technologies for web development and hosting services. Mr. Rayat, Secretary and Treasurer of the Company, is also a Director and majority shareholder of Entheos Technologies. Additionally, other members of Mr. Rayat's family hold shares and share purchase warrants. Mr. Rayat disclaims beneficial ownership of the shares and share purchase warrants beneficially owned by other family members.

(2)

Includes 1,560,000 share purchase warrants.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes Payable

Notes payable at March 31, 2005, represent four separate loans bearing interest at 7.25%

per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand.  Cumulative accrued interest on the above notes amounted to $27,914 as of March 31, 2005.  Interest expense was $7,975 and $7,975 as of March 31, 2005 and 2004 respectively, and $27,914 for the period from inception (November 6, 1998) to March 31, 2005.

Accrued Management Fees

Accrued management fees of $162,945 represent amounts owed to Harmel S. Rayat, Secretary, Treasurer and Director of the Company, and Herder S. Rayat, former President, CEO and Director, in amounts of $61,612 and $101,333, respectively.  In addition, in fiscal year 2005, services were provided by management to the Company for a nominal amount, which has not been recorded in the financial statements.

Management and consulting fees for the years ended March 31, 2005 and 2004 were $7,800 and $30,000 respectively, and $193,218 for the period from inception (November 6, 1998) to March 31, 2005.  Management and consulting fees incurred for services rendered by directors and officers for the years ended March 31, 2005 and 2004 were as follows:

(i)   Harmel S. Rayat, Secretary, Treasury and Director ($3,300 and $30,000 respectively); and

(ii)  Terri DuMoulin, President and Director ($4,500 and $0 respectively). Subsequent to the year end, Terri DuMoulin resigned as President and Director.

Website Fees

On August 5, 2002, the Company issued 600,625 shares of common stock to Entheos Technologies, Inc.  a company with the same director and majority shareholder as this Company, in lieu of a cash payment of $48,050 for web development and web hosting services received.  The number of shares issued to satisfy its debt to Entheos Technologies, Inc. was calculated based on the most recent quoted closing price of the Company’s common stock ($0.08 per share), which approximated fair value of the services provided.

Properties

During the fiscal year ended March 31, 2005, and to date, the Company’s office is located at Suite 216, 1628 West 1st Avenue, Vancouver, B.C., Canada  V6J 1G1.  These premises are owned by a private corporation controlled by a director and majority shareholder. The Company does not pay any rent and the fair market value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants

Warrants held by family members, including the Company’s majority stockholder, total 1,170,000 (4,680,000 post-forward stock split) which entitle the holder to purchase one share of common stock at $0.20 per share and expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between the related parties.

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

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, the following reports were filed on Form 8-K:

January 21, 2005:  Mr. Derek Cooper joined the Board of Directors, replacing Ms. Terri DuMoulin as a Company Director, President and CEO.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective May 5, 2005, Moore Stephens Ellis Foster Ltd. merged with Ernst & Young LLP.  We appointed Ernst & Young LLP as the independent accountant.

We do not use Ernst & Young LLP or Moore Stephens Ellis Foster Ltd. for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Ernst & Young LLP or Moore Stephens Ellis Foster Ltd. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-  approved by our entire board of directors (as we do not currently have an audit committee); or

- entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors.  All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Ernst & Young LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP’s independence.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  March  31, 2005 and March 31, 2004 were $7,686 and $7,917 respectively.

Tax fees: The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal year ended March 31, 2005 and 2004 were $0 respectively.

All Other Fees: The aggregate  fees,  including  expenses,  billed for all other services  rendered to the Company by its principal  accountant  during the fiscal year ended March 31, 2005 and 2004 were $0 respectively,.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 12th day of July, 2005.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

July 12, 2005

Derek Cooper

Chief Executive Officer

/s/ Harmel Rayat

Director, Secretary/Treasurer,

 July 12, 2005

Harmel Rayat

Principal Financial Officer

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper, certify that:

(1)	I have reviewed this annual report on Form 10-KSB of International Energy, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 12, 2005	By:	/s/ Derek Cooper
Derek Cooper President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel Rayat certify that:

(1)	I have reviewed this annual report on Form 10-KSB of International Energy, Inc. (the “registrant”);

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 12, 2005	By:	/s/ Harmel S. Rayat
Harmel S. Rayat Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of International Energy, Inc. (the “Company”) on the Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

INTERNATIONAL ENERGY, INC.

Date: July 12, 2005	By:	/s/ Derek Cooper
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

In connection with the Annual Report of International Energy, Inc. (the “Company”) on the Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

INTERNATIONAL ENERGY, INC.

Date: July 12, 2005	By:	/s/ Harmel S. Rayat
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