Form 10QSB
period 2005-06-30
INTERNATIONAL ENERGY, INC.
filed 2005-08-19
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

INTERNATIONAL ENERGY, INC.

AND SUBSIDIARIES

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of August 3, 2005, there were 36,882,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

#

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

FORM 10-QSB, QUARTER ENDED JUNE 30, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Cash Flows

5

Notes to Interim Unaudited Consolidated Financial Statements

6

Item 2.  Management's Discussion and Analysis or Plan of Operation

10

Item 3.  Controls and Procedures

25

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

26

Item 2. Changes in Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Security Holders

26

Item 5. Other Information

26

Item 6. Exhibits and Reports on Form 8-K

26

Signatures

28

Certifications

29

#

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

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

(A Development Stage Company)

INTERIM UNAUDITED CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Expressed in US Dollars)

BASIS OF PRESENTATION – GOING CONCERN UNCERTAINITIES (NOTE 1)

ASSETS

Current Assets
Cash	$112,755
Total Current Assets	$112,755

Property and Equipment, net (Note 6)	1,471

Oil, Gas and Mineral Leases, unproven (Note 7)	112,000

Total Assets	$226,226

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$13,307
Accrued management fees – related party (Note 5)	162,945
Accrued interest – related party (Note 5)	23,926
Note payable – related party (Note 5)	110,000
Total Current Liabilities	$310,178

Stockholders' Deficiency
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,882,500 shares issued and outstanding	11,561
Additional paid in capital	864,025
Deficit accumulated during the development stage	(959,538)
Total Stockholders' Deficiency	(83,952)

Total Liabilities and Stockholders’ Deficiency	$226,226

See notes to interim unaudited consolidated financial statements.

#

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004, AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2005

(Expressed in US Dollars)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Cumulative From Inception (November 6, 1998 to June 30, 2005)
Revenues	$-	$-	$-

Operating Expenses
General and Administrative	6,535	1,720	235,940
Website fees – related party	0	0	48,050
Management and consulting fees – related party (Note 5)	0	0	193,218
Rent	0	0	27,631
Payroll and payroll related expense	0	0	95,024
Depreciation (Note 6)	179	179	4,201
Stock Based Compensation	331,536	0	331,536
Total operating expenses	338,250	1,899	935,600

Other Income (Expense)
Interest Income	329	160	9,700
Interest Expense	(2,069)	(1,994)	(33,638)
Total Other Income (Expense)	(1,740)	(1,834)	(23,938)

Provision for Income Taxes	0	0	0

Net Loss Available to Common Stockholders	$(339,990)	$(3,733)	$(959,538)

Basic and Diluted Loss Per Common Share (Note 4)	$(0.0092)	$(0.0001)	$(0.0419)

Basic and Diluted Weighted Average Common Shares Outstanding	36,882,500	36,882,500	22,898,486

See notes to interim unaudited consolidated financial statements.

#

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004, AND FOR THE

PERIOD FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2005

(Expressed in US Dollars)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Cumulative From Inception (November 6, 1998 to June 30, 2005)
Cash Flows From (Used In) Operating Activities
Net Loss	$(339,990)	$(3,733)	$(959,538)
Adjustments to Reconcile Net Loss to Net Cash Flows Used In Operating Activities
Depreciation and amortization	179	179	4,201
Common stock issued for management services	0	0	53,050
Stock Based Compensation	331,536	0	331,536
Changes in Working Capital
Increase (Decrease) in accounts payable and accrued expenses	170	120	7,325
Increase (Decrease) in accrued management fees - related party	0	0	162,945
Increase (Decrease) in accrued interest-related party	1,994	1,994	29,908
Net Cash Flows Used In Operating Activities	(6,111)	(1,440)	(370,573)

Cash Flows (Used In) Investing Activities
Purchase of oil, gas and mineral leases	(112,000)	0	(117,672)
Net Cash Flows Used In Investing Activities	(112,000)	0	(117,672)

Cash Flows From Financing Activities
Proceed From Issuance of Common Stock	156,000	0	491,000
Proceeds from loans from related parties	0	0	110,000
Net Cash Flows Provided By Financing Activities	156,000	0	601,000

Increase (Decrease) in Cash	37,889	(1,440)	112,755
Cash, Beginning of Period	74,866	129,313	0
Cash, End of Period	$112,755	$127,873	$112,755

Supplemental Information

Interest paid during the period	$0	$0	$0
Income taxes paid during the period	$0	$0	$0

Supplemental non-cash investing and financing activities:
Common stock issued for services rendered	$0	$0	$53,050

See notes to interim unaudited consolidated financial statements.

#

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

Note 1 – Basis of Presentation - Going Concern Uncertainties

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6th, 1998, under the name “e.Deal.net, Inc.”, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.  On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.  from e.Deal.net, Inc.

The Company has been a development stage company and has incurred net operating losses of $959,538 since inception (November 6, 1998).  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

On June 9, 2005, the Company incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp., both subsidiaries are incorporated under the laws of the State of Nevada.

Effective June 20, 2005, the Company completed a reorganization by changing its name to International Energy, Inc. and completing a forward split of its common stock by issuing four new shares for one old share.

Through International Energy Corp., the Company plans to be involved in the exploration for petroleum and natural gas in various parts of the United States and Canada. The Company is also involved in the business of providing online automotive information through e.Deal Enterprises Corp.

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2005, and the consolidated results of operations and cash flows for the three months ended June 30, 2005 and 2004.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2005 Annual Report on Form 10-KSB.

Note 3 – Significant Accounting Policies

Oil and Gas Properties

We plan to utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2005, management believes none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Note 4 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.  The computation of basic and diluted loss per share is as follows at June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	Cumulative From Inception (November 6, 1998 to June 30, 2005)

Numerator for basic and diluted–Net loss	$(339,990)	$(3,733)	$(959,538)

Denominator for basic and diluted loss per share – weighted average shares	36,882,500	36,882,500	22,898,486

Basic and diluted net loss per common share	$(0.0092)	$(0.0001)	$(0.0419)

Note 5 – Related Party Transactions

Accrued management fees:  During the three months ended June 30, 2005 and 2004, the Company charged $0 and $0, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of June 30, 2005 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity. Management and consulting fees total $193,218 for the period from inception (November 6, 1998) to June 30, 2005.

Notes payable and accrued – related party:  Notes payable at June 30, 2005, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $23,926 as of June 30, 2005.  Interest expense was $1,994 and $1,994 as of June 30, 2005 and 2004, respectively, and $29,908 for the period from inception (November 6, 1998) to June 30, 2005.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants:  Warrants held the Company’s majority stockholder, total 1,560,000, which entitle the holder to purchase one share of common stock at $0.05 per share and expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties.

Note 6 – Property and Equipment

Property and equipment consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $4,201, for a net book value of $1,471.  Depreciation expense for the three months ended June 30, 2005 and 2004 was $179 and $179, respectively, and for the period from inception (November 6, 1998) to June 30, 2005 was $4,201.

Note 7 – Oil, Gas and Mineral Properties, unproven

On June 13, 2005, the Company entered into a Joint Venture Agreement with Reserve Oil and Gas, Inc. for the purpose of purchasing oil and gas leases, drilling, completing oil and gas wells and the resale of acquired leases.   The Company paid in cash $112,000 to purchase four leases totaling 372.5 acres in Sevier County, Utah.

Note 8 –  Stock Options

The Company’s Board of Directors agreed to enter into 10 year Non-Statutory Stock Option Agreements with certain employees for 8,000,000 out of the 20,000,000 common shares reserved for issuance under the Company’s 2002 Incentive Stock Option Plan, which was approved by shareholders on September 30, 2002.  The objective of this plan is to attract and retain the best personnel, providing for additional performance incentives and promoting the success of the Company by providing individuals the opportunity to acquire common stock.

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

The Company recorded stock based compensation expense of $331,536 for the quarter ended June 30, 2005.  For the quarter ended June 30, 2004, the Company recorded $0 for stock based compensation expense.

Summary of employee stock options information as at June 30, 2005 is as follows:

	Stocks	Weighted Average Exercise Price
Options outstanding and exercisable as at March 31, 2005	0	$0.00
Granted	8,000,000	$0.13
Options outstanding and exercisable as at June 30, 2005	8,000,000	$0.13

The weighted average remaining contractual life of the outstanding stock options at June 30, 2005 is 10 years.

The weighted average fair value of the options granted in the period ended June 30, 2005 was estimated at $0.13 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.69%, risk-free interest rates of 2.9%, and expected lives of three years.

Note 9 – Warrants

Since March 31, 2005, 3,120,000 warrants have been exercised at $0.05/unit.

Share purchase warrants outstanding as June 30, 2005:

Number of Warrants	Exercise Price	Expiry Date
6,880,000	$0.05	October 17, 2007

Each warrant entitles the holder to acquire one common share of the Company

#

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending June 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Plan of Operations

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

The Company anticipates that its major shareholder will contribute sufficient funds to satisfy the cash needs of the Company through fiscal year ending March 31, 2006, however, if necessary additional funds may be provided by debt or equity financings.

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

Liquidity and Capital Resources

As at June 30, 2005, the Company had a cash balance of $112,755. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises during the three month period ending June 30, 2005.

Net cash flows used in by operating activities was $6,111 for the three month period ending June 30, 2005, compared to net cash flows used of $1,440 for the same period in 2004.

Net cash flows used in by investing activities was $112,000 for the three month period ending June 30, 2005, compared to net cash flows used of $0 for the same period in 2004, primarily due to the initial cost for  the purchase of oil, gas and mineral property leases.

Net cash provided by financing activities was $156,000 for the three months period ending June 30, 2005 compared to $0 for the same period in 2004. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises.

Related Party Transactions

Accrued management fees:  During the three months ended June 30, 2005 and 2004, the Company charged $0 and $0, respectively to operations for management and consulting fees incurred for services rendered by Harmel S. Rayat, the Company’s current Secretary, Treasurer and Director, and Herdev S. Rayat, its former President. Accrued management fees as of June 30, 2005 amounted to $162,945. There is no management agreement in place and the Company has not converted any debt to equity. Management and consulting fees total $193,218 for the period from inception (November 6, 1998) to June 30, 2005.

Notes payable and accrued – related party:  Notes payable at June 30, 2005, represent four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $23,926 as of June 30, 2005.  Interest expense was $1,994 and $1,994 as of June 30, 2005 and 2004, respectively, and $29,908 for the period from inception (November 6, 1998) to June 30, 2005.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount is immaterial.

Warrants:  Warrants held the Company’s majority stockholder, total 1,560,000, which entitle the holder to purchase one share of common stock at $0.05 per share and expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties.

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

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

Oil and Gas Properties

We plan to utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2005, management believes none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

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

Recent Accounting Pronouncements

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

Since year ended March 31, 2005, there has been no new accounting pronouncements.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through June 30, 2005, we have accumulated losses of $959,538.

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

Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, own more than 69% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Liquidity of Shares in Market Place

As of August 2, 2005 one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

#

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

#

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

June 16, 2005

At a Board of Directors meeting held on June 10, 2005, the Company’s Board of Directors agreed to enter into 10 year NonStatutory Stock Option Agreements with certain employees for 2,000,000 out of the 5,000,000 common shares reserved for issuance under the Company’s 2002 Stock Option Plan, which was approved by shareholders on September 30, 2002.   Also, on June 10, 2005, e.Deal.net, Inc. issued a news release to announce the reorganization of the business of the Company by establishing two new wholly owned operating subsidiaries, authorizing a name change and authorizing a four for one forward split.

On June 9, 2005, the Board of Directors of e.Deal.net, Inc. unanimously voted to reorganize the business of the Company by establishing two new wholly owned operating subsidiaries, authorized a name change and a four for one forward split. The Company’s subsidiary has entered into a joint venture agreement to acquire four oil leases comprising of 372.5 acres located in Sevier County, Utah.

June 30, 2005

International Energy, Inc., was advised by a former representative of Moore Stephens Ellis Foster Ltd. who is now associated with Ernst & Young, LLP., that Moore Stephens’ on May 5, 2005, merged with and into Ernst & Young LLP, effectively constituted their resignation as the Registrant’s independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens would no longer act as our independent auditor.  Effective on May 5, 2005, Ernst & Young LLP, the successor firm to Moore Stephens, was engaged as the independent registered public accounting firm of the Registrant

#

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 17th day of August, 2005.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

August 17, 2005

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

August 17, 2005

Harmel S. Rayat

Principal Financial Officer

#

Exhibit 31.1

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Derek Cooper, certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of International Energy, Inc. (the “registrant”);

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

Date:  August 17, 2005

By:

/s/ Derek Cooper

Derek Cooper

President and Chief Executive Officer

#

Exhibit 31.2

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Harmel S. Rayat certify that:

(1)

I have reviewed this quarterly report on Form 10-QSB of International Energy, Inc. (the “registrant”);

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

Date:  August 17, 2005

By:

/s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

#

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of International Energy, Inc. (the “Company”) on the
Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

INTERNATIONAL ENERGY, INC.

Date: August 17, 2005	By:	/s/ Derek Cooper
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

In connection with the Quarterly Report of International Energy, Inc. (the “Company”) on the Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

INTERNATIONAL ENERGY, INC.

Date: August 17, 2005	By:	/s/ Harmel S. Rayat
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

#