Form 10QSB
period 2005-09-30
INTERNATIONAL ENERGY, INC.
filed 2005-11-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of November 7, 2005, there were 36,882,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2005

PART I    FINANCIAL INFORMATION

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

6

Notes to Interim Unaudited Consolidated Financial Statements

7

Item 2.  Management's Discussion and Analysis or Plan of Operation

11

Item 3.  Controls and Procedures

24

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

25

Item 2. Changes in Securities and Use of Proceeds

25

Item 3. Defaults Upon Senior Securities

25

Item 4. Submission of Matters to a Vote of Security Holders

25

Item 5. Other Information

25

Item 6. Exhibits and Reports on Form 8-K

25

Signatures

26

Certifications

27

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

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
September 30, 2005 and March 31, 2005
(Unaudited)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

(Expressed in U.S. Dollars)	September 30, 2005	March 31, 2005

ASSETS
Current assets
Cash	$88,890	$74,866
Total current assets	88,890	74,866

Computer equipment, net (Note 6)	1,292	1,650

Oil, Gas and Mineral Leases, unproven (Note 7)	112,000	-

Total assets	$202,182	$76,516

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,081	$7,155
Accrued management fees - related party (Note 5)	162,945	162,945
Accrued interest - related party (Note 5)	31,918	27,914
Notes payable - related party (Note 5)	110,000	110,000

Total liabilities	308,944	308,014

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,882,500 shares (3/31/05: 33,762,500 shares)	11,561	8,441
Additional paid-in capital	1,014,123	379,609
Deficit accumulated during the development stage	(1,132,446)	(619,548)

Total stockholders' deficiency	(106,762)	(231,498)

Total liabilities and stockholders' deficiency	$202,182	$76,516

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended September 30, 2005 and 2004 and from inception (November 6, 1998) to September 30, 2005
(Unaudited)

					From Inception
	Three months ended September 30,		Six months ended September 30,		(November 6, 1998) to September 30,
(Expressed in U.S. Dollars)	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Depreciation	$179	$179	$358	$358	$4,380
General and administrative	17,389	20,724	23,924	22,444	253,329
Management and consulting fees - related party (Note 5)	3,950	-	3,950	-	197,168
Rent	-	-	-	-	27,631
Salaries and benefits	-	-	-	-	95,024
Stock based compensation (Note 8)	150,098	-	481,634	-	481,634
Website fees - related party	-	-	-	-	48,050
	171,616	20,903	509,866	22,802	1,107,216

Operating Loss	(171,616)	(20,903)	(509,866)	(22,802)	(1,107,216)

Other income and expenses
Interest income	718	241	1,047	401	10,418
Interest expense	(2,010)	(1,994)	(4,079)	(3,988)	(35,648)
	(1,292)	(1,753)	(3,032)	(3,587)	(25,230)

Net loss available to common shareholders	(172,908)	(22,656)	(512,898)	(26,389)	(1,132,446)

Loss per share - basic and diluted	$ (0.005)	$(0.001)	$ (0.014)	$ (0.001)	$(0.040)

Weighted average number of common shares
outstanding - basic and diluted	36,882,500	33,762,500	35,527,090	33,762,500	28,324,238

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to September 30, 2005
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)
Inception, November 6, 1998	-	-	-	$-	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Net loss	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Net loss	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Net loss	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Net loss	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Net loss	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Net loss	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Net loss	-	-	-	(59,494)	(59,494)
					-
Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Stock based compensation expense	-	-	481,634	-	481,634

Net loss	-	-	-	(512,898)	(512,898)

Balance, September 30, 2005	36,882,500	$11,561	$1,014,123	$ (1,132,446)	$ (106,762)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for six months ended September 30, 2005 and 2004
and from inception (November 6, 1998) to September 30, 2005
(Unaudited)
			From Inception
			(November 6, 1998)
	Six months ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2005	2004	2005

Cash flows from (used in) operating activities
Net Loss	$(512,898)	$(26,389)	$(1,132,446)
Adjustments for items not involving cash:
Depreciation	358	358	4,380
Common stock issued for services	-	-	53,050
Stock based compensation expenses	481,634	-	481,634
Change in non-cash working capital items:
Increase (decrease) in accounts payable	(3,074)	240	4,081
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	4,004	3,988	31,918
Net cash flow used in operating activities	(29,976)	(21,803)	(394,438)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,672)
Purchase of oil, gas and mineral leases	(112,000)	-	(112,000)
Net cash flow used in investing activities	(112,000)	-	(117,672)

Cash flows from financing activities
Proceed from issuance of common stock	156,000	-	491,000
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	156,000	-	601,000

Increase (decrease) in cash	14,024	(21,803)	88,890

Cash, beginning of period	74,866	129,313	-
Cash, end of period	$88,890	$107,510	$88,890

Supplemental disclosure of cash flow information:
Interest paid in cash	$75	$-	$3,731
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Conversion of debt to equity	$-	$-	$ -
Common stock issued for services	$-	$-	53,050

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Expressed in U.S. dollars)

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

The Company has been a development stage company and has incurred net operating losses of $1,132,446 since inception (November 6, 1998).  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

On June 9, 2005, the Company incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp., both subsidiaries are incorporated under the laws of the State of Nevada.

Effective June 20, 2005, the Company completed a reorganization by changing its name to International Energy, Inc. and a forward split of its common stock by issuing four new shares for one old share.

Through International Energy Corp., the Company is involved in the exploration for petroleum and natural gas in various parts of the United States and Canada. The Company is also involved in the business of providing online automotive information through e.Deal Enterprises Corp.

Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands.  To date, the Company’s cash flow requirements have been primarily met by debt and equity financings.  Management believes it has sufficient cash flow to meet its capital requirements for at least the next twelve months.  If the Company is unable to generate profits or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.  Management believes that its current and future plans enable it to continue as a going concern.  These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2005, and the consolidated results of operations and cash flows for the six months ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

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

Note 3 – Significant Accounting Policies

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of September 30, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2005, management believes none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a ceiling test, which limits such costs to the aggregate of the estimated present value of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Note 4 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive.  The computation of basic and diluted loss per share is as follows at September 30, 2005:

					Cumulative from
	Three months ended		Six months ended		inception
	September 30,		September 30,		(November 6, 1998)
	2005	2004	2005	2004	to September 30, 2005

Numerator - net loss available to common stockholders	$(172,908)	$(22,656)	$(512,898)	$(26,389)	$(1,132,446)
Denominator - weighted average common shares outstanding	36,882,500	33,762,500	35,527,090	33,762,500	28,324,238
Basic and diluted loss per common shares	$(0.005)	$(0.001)	$(0.014)	$(0.001)	$(0.040)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

Note 5 – Related Party Transactions

Management fees:  During the three–month and six-month periods ended September 30, 2005, the Company paid $3,950 (2004: $nil) and $3,950 (2004; $nil) in management fees to three directors respectively, and $197,168 for the period from inception (November 6, 1998) to September 30, 2005.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable – related party:  The notes payable at September 30, 2005 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $31,918 as of September 30, 2005. Interest expenses were $2,010 (2004: $1,994) and $4,004 (2004: $3,988) for the three-month and six-month periods ended September 30, 2005, respectively, and $31,918 for the period from inception (November 6, 1998) to September 30, 2005.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Warrants:  As of September 30, 2005, 1,560,000 share purchase warrants was held by a majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties.

Note 6 – Property and Equipment

Property and equipment consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $4,380, for a net book value of $1,292. Depreciation expenses for the three-month and six-month periods ended September 30, 2005 were $179 (2004: $179) and $358 (2004: $358), respectively, and for the period from inception (November 6, 1998) to September 30, 2005 was $4,380.

Note 7 – Oil, Gas and Mineral Properties, unproven

On June 13, 2005, the Company entered into a Joint Venture Agreement with Reserve Oil and Gas, Inc. for the purpose of purchasing oil and gas leases, drilling, completing oil and gas wells and the resale of acquired leases.   The Company paid in cash $112,000 to purchase four leases totaling 312.7 acres in Sevier County, Utah.

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

The options have an exercise price of $0.13, which was the last sale price on May 3, 2005 and the closing bid price of the Company’s shares on June 10, 2005, and all options becoming exercisable in three (3) equal installments of thirty-three and one-third percent (33 1/3%), with the first installment exercisable immediately, and an additional thirty-three and one-third percent (33 1/3%) of shares exercisable in six months and the balance becoming exercisable in 12 months.

The Company recorded stock based compensation expense of $150,098 (2004: $nil) and $481,634 (2004: $nil) for the three-month and six-month periods ended September 30, 2005, respectively.

The movement of stock options can be summarized as follows:-

	Number of	Weighted average
	options	exercise price

Balance, March 31, 2005	-	$-
Granted	8,000,000	0.13
Balance, September 30, 2005	8,000,000	0.13

The weighted average remaining contractual life of the outstanding stock options at September 30, 2005 is 9.7 years.

The weighted average fair value of the options granted during the period ended September 30, 2005 was estimated at $0.13 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.69%, risk-free interest rates of 2.9%, and expected lives of three years.

Note 9 – Warrants

The movement of stock purchase warrants can be summarized as follows:-

	Number of	Weighted average
	warrants	exercise price
Balance, March 31, 2005	10,000,000	$0.05
Exercised	(3,120,000)	0.05
Balance, September 30, 2005	6,880,000	0.05

As of September 30, 2005, there were 6,880,000 stock purchase warrants outstanding. Each warrant entitles the holder to acquire one common share of the Company at $0.05 expiring on October 17, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the six months ending September 30, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

International Energy Corp.

International Energy Corp., a subsidiary of International Energy, Inc., is an exploration stage oil and gas company engaged in the exploration for oil and gas in the State of Utah, as well as other parts of the US and Canada.  On June 9, 2005, International Energy Corp. entered into a Joint Venture Agreement with Reserve Oil & Gas, Inc., pursuant to which the two companies plan on purchasing various leases, drilling and completing oil and gas wells. International Energy Corp. and Reserve Oil & Gas, Inc. currently jointly own 312.7 acres of oil, gas and mineral leases located in Sevier County, Utah.   The acreage in Sevier County was previously estimated to be 372.5 acres, however, subsequent to registering the oil, gas and mineral leases with the State of Utah, the tangible workable acreage totaled to 312.7 acres.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of September 30, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2005, management believes none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a ceiling test, which limits such costs to the aggregate of the estimated present value of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

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

For the next twelve months the Company and its joint venture partner, Reserve Oil & Gas, Inc. (“Reserve”), plan to explore and develop its leases in Sevier County, Utah, which are jointly held by the Company and Reserve. Currently, International Energy and Reserve jointly own 312.7 acres of oil, gas and mineral leases located in Sevier County, Utah. The Company may require additional funds to implement our growth strategy in our oil, gas and mineral exploration operations. The Company is also conducting an ongoing evaluation of its Internet business, an automotive portal located at www.edeal.net, to determine the economical viability of this business.

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

Liquidity and Capital Resources

As at September 30, 2005, the Company had a cash balance of $88,890. The Company has financed its operations primarily through cash on hand during the six month period ending September 30, 2005.

Net cash flows used in by operating activities was $29,976 for the six month period ending  September 30, 2005, compared to net cash flows used of $21,803 for the same period in 2004.

Net cash flows used in by investing activities was $112,000 for the six month period ending September 30, 2005, compared to net cash flows used of $0 for the same period in 2004, primarily due to the initial cost for the purchase of oil, gas and mineral property leases.

Net cash provided (used in) by financing activities was $156,000 for the six months period ending September 30, 2005 compared to $0 for the same period in 2004. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises.

Related Party Transactions

Management fees:  During the three–month and six-month periods ended September 30, 2005, the Company paid $3,950 (2004: $nil) and $3,950 (2004; $nil) in management fees to three directors respectively, and $197,168 for the period from inception (November 6, 1998) to September 30, 2005.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable – related party:  The notes payable at September 30, 2005 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $31,918 as of September 30, 2005. Interest expenses were $2,010 (2004: $1,994) and $4,004 (2004: $3,988) for the three-month and six-month periods ended September 30, 2005, respectively, and $31,918 for the period from inception (November 6, 1998) to September 30, 2005.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Warrants:  As of September 30, 2005, 1,560,000 share purchase warrants was held by a majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through September 30, 2005, we have accumulated losses of $1,132,446.

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

Liquidity of Shares in Market Place

As of November 7, 2005 one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

September 21, 2005:  Dr. Rakesh Shankar joined the Board of Directors of International Energy, Inc.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 7th day of November, 2005.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

November 7, 2005

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

November 7, 2005

Harmel S. Rayat

Principal Financial Officer

/s/ Rakesh Shankar

Director

November 7, 2005

Rakesh Shankar

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

Date:  November 7, 2005

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

Date:  November 7, 2005

By:

/s/ Harmel S. Rayat

Harmel S. Rayat

Principal Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of International Energy, Inc. (the “Company”) on the
Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Derek Cooper, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

INTERNATIONAL ENERGY, INC.

Date: November 7, 2005	By:	/s/ Derek Cooper
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

In connection with the Quarterly Report of International Energy, Inc. (the “Company”) on the Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Harmel S. Rayat, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Report filed by the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)

The information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.

INTERNATIONAL ENERGY, INC.

Date: November 7, 2005	By:	/s/ Harmel S. Rayat
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