Form 10QSB
period 2005-12-31
INTERNATIONAL ENERGY, INC.
filed 2006-02-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2005

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of January 18, 2006, there were 36,932,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2005

PART I    FINANCIAL INFORMATION

Item 1.

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

8

Notes to Interim Unaudited Consolidated Financial Statements

9

Item 2.  Management's Discussion and Analysis or Plan of Operation

13

Item 3.  Controls and Procedures

26

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

27

Item 4. Submission of Matters to a Vote of Security Holders

27

Item 5. Other Information

27

Item 6. Exhibits and Reports on Form 8-K

27

Signatures

28

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

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
December 31, 2005 and March 31, 2005
(Unaudited)
(Basis of Presentation and Going Concern Uncertainties - Note 1)

(Expressed in U.S. Dollars)	December 31, 2005	March 31, 2005

ASSETS
Current assets
Cash	$82,127	$74,866
Total current assets	82,127	74,866

Computer equipment, net (Note 6)	1,114	1,650

Oil, Gas and Mineral Leases, unproven (Note 7)	112,000	-

Total assets	$195,241	$76,516

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,379	$7,155
Accrued management fees - related party (Note 5)	162,945	162,945
Accrued interest - related party (Note 5)	33,928	27,914
Notes payable - related party (Note 5)	110,000	110,000

Total liabilities	311,252	308,014

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares (3/31/05: 33,762,500 shares)	11,611	8,441
Additional paid-in capital (Note 8 and 9)	1,136,033	379,609
Deficit accumulated during the development stage	(1,263,655)	(619,548)

Total stockholders' deficiency	(116,011)	(231,498)

Total liabilities and stockholders' deficiency	$195,241	$76,516

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended December 31, 2005 and 2004 and from inception (November 6, 1998) to December 31, 2005
(Unaudited)

					From Inception
					(November 6, 1998)
	Three months ended December 31,		Nine months ended December 31,		to December 31,
(Expressed in U.S. Dollars)	2005	2004	2005	2004	2005

Revenue	$-	$-	$ -	$-	$-

Expenses
Depreciation	$179	$179	$537	$537	$4,559
General and administrative	8,846	21,468	32,770	43,912	262,175
Management and consulting fees - related party (Note 5)	5,500	-	9,450	-	202,668
Rent	-	-	-	-	27,631
Salaries and benefits	-	-	-	-	95,024
Stock based compensation (Note 8)	115,460	-	597,094	-	597,094
Website fees - related party	-	-	-	-	48,050
	129,985	21,647	639,851	44,449	1,237,201

Operating Loss	(129,985)	(21,647)	(639,851)	(44,449)	(1,237,201)

Other income and expenses
Interest income	786	226	1,833	627	11,204
Interest expense (Note 5)	(2,010)	(1,994)	(6,089)	(5,982)	(37,658)
	(1,224)	(1,768)	(4,256)	(5,355)	(26,454)

Net loss and comprehensive loss available to common shareholders	(131,209)	(23,415)	(644,107)	(49,804)	(1,263,655)

Loss per share (Note 4) - basic and diluted	$(0.004)	$(0.001)	$(0.018)	$(0.001)	$(0.044)

Weighted average number of common shares
outstanding - basic and diluted	36,928,696	33,762,500	35,984,645	33,762,500	28,627,305

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to December 31, 2005
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to December 31, 2005
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to December 31, 2005
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450		6,500

Stock based compensation expense			597,094		597,094

Loss, nine months ended December 31, 2005				(644,107)	(644,107)

Balance, December 31, 2005	36,932,500	$ 11,611	$ 1,136,033	$ (1,263,655)	$ (116,011)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for nine months ended December 31, 2005 and 2004
and from inception (November 6, 1998) to December 31, 2005
(Unaudited)
			From Inception
			(November 6, 1998)
	Nine months ended December 31,		to December 31,
(Expressed in U.S. Dollars)	2005	2004	2005

Cash flows from (used in) operating activities
Net Loss	$(644,107)	$(49,804)	$(1,263,655)
Adjustments for items not involving cash:
Depreciation	537	537	4,559
Common stock issued for services	-	-	53,050
Stock based compensation expenses	597,094	-	597,094
Change in non-cash working capital items:
Increase (decrease) in accounts payable	(2,777)	359	4,378
Increase in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	6,014	5,982	33,928
Net cash flow used in operating activities	(43,239)	(42,926)	(407,701)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,672)
Purchase of oil, gas and mineral leases	(112,000)	-	(112,000)
Net cash flow used in investing activities	(112,000)	-	(117,672)

Cash flows from financing activities
Proceed from issuance of common stock	162,500	-	497,500
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	162,500	-	607,500

Increase (decrease) in cash	7,261	(42,926)	82,127

Cash, beginning of period	74,866	129,313	-
Cash, end of period	$82,127	$86,387	$82,127

Supplemental disclosure of cash flow information:
Interest paid in cash	$75	$-	$3,731
Income tax paid in cash	$-	$-	$ -

Non-cash Investing and Financing Activities:
Conversion of debt to equity	$-	$ -	$-
Common stock issued for services	$-	$ -	$53,050

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Expressed in U.S. dollars)

Note 1 – Basis of Presentation and Going Concern Uncertainties

Basis of Presentation

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

Going Concern Uncertainties

The Company has been a development stage company and has incurred net operating losses of $1,263,655 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Management is devoting substantially all of its present efforts in securing and establishing a new business and has not generated any revenues. To meet these objectives, the Company plans to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

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

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2005, and the consolidated results of operations for the three and nine months ended December 31, 2005 and 2004, and cash flows for the nine months ended December 31, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2005 Annual Report on Form 10-KSB.

Note 3 – Significant Accounting Policies

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of December 31, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2005, management believes none of our unproved oil and gas properties were considered impaired.

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

Stock Based Compensation

Effective April 1, 2005, the Company applies the fair-valued based method of accounting prescribed by Financial Accounting Standard ("FAS") No. 123 in accounting for all stock-based compensation arrangements under which compensation cost is determined using the fair value of stock based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The application of the fair value based method will not have any cumulative effect on the Company's consolidated financial statements as there has been no stock options granted before adoption of the policy.

Note 4 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at December 31, 2005:

					Cumulative from
	Three months ended		Nine months ended		inception
	December 31,		December 31,		(November 6, 1998)
	2005	2004	2005	2004	to December 31, 2005

Numerator - net loss
available to
common stockholders	$(131,209)	$(23,415)	$(644,107)	$(49,804)	$(1,263,655)

Denominator - weighted
average number of
common shares
outstanding	36,928,696	8,440,625	35,984,645	8,440,625	28,627,305

Basic and diluted loss per
common shares	$(0.004)	$(0.003)	$(0.018)	$(0.006)	$(0.044)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

Note 5 – Related Party Transactions

Management fees:  During the three-month and nine-month periods ended December 31, 2005, the Company paid $5,500 (2004: $nil) and $9,450 (2004; $nil) in management fees to three directors respectively, and $202,668 for the period from inception (November 6, 1998) to December 31, 2005.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at December 31, 2005 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $33,928 as of December 31, 2005. Interest expenses were $2,010 (2004: $1,994) and $6,089 (2004: $5,982) for the three-month and nine-month periods ended December 31, 2005, respectively, and $37,658 for the period from inception (November 6, 1998) to December 31, 2005.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Warrants:  As of December 31, 2005, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6 – Property and Equipment

Property and equipment consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $4,559, for a net book value of $1,114. Depreciation expenses for the three-month and nine-month periods ended December 31,

2005 were $179 (2004: $179) and $537 (2004: $537), respectively, and for the period from inception (November 6, 1998) to December 31, 2005 was $4,559.

Note 7 – Oil, Gas and Mineral Properties, unproven

On June 13, 2005, the Company entered into a Joint Venture Agreement with Reserve Oil and Gas, Inc. for the purpose of purchasing oil and gas leases, drilling, completing oil and gas wells and the resale of acquired leases. The Company paid cash $112,000 to purchase four leases totaling 312.7 acres in Sevier County, Utah.

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

The Company recorded stock based compensation expense of $115,460 (2004: $nil) and $597,094 (2004: $nil) for the three-month and nine-month periods ended December 31, 2005, respectively.

The movement of stock options can be summarized as follows:-

	Number of	Weighted average
	options outstanding	exercise price

Balance, March 31, 2005	-	$-
Granted	8,000,000	0.13
Exercised	(50,000)	0.13
Balance, December 31, 2005	7,950,000	0.13

The number of options exercisable at December 31, 2005 is 5,823,334.  The weighted average remaining contractual life of the outstanding stock options at December 31, 2005 is 9.4 years.

The weighted average fair value of the options granted during the period ended December 31, 2005 was estimated at $0.11 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.69%, risk-free interest rates of 2.9%, and expected lives of three years.

Note 9 – Warrants

The movement of stock purchase warrants can be summarized as follows:-

	Number of	Weighted average
	warrants	exercise price

Balance, March 31, 2005	10,000,000	$0.05
Exercised	(3,120,000)	0.05
Balance, December 31, 2005	6,880,000	0.05

Each warrant expires on October 17, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the nine months ending December 31, 2005, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of December 31, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2005, management believes none of our unproved oil and gas properties were considered impaired.

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

Stock Based Compensation

Effective April 1, 2005, the Company applies the fair-valued based method of accounting prescribed by Financial Accounting Standard ("FAS") No. 123 in accounting for all stock-based compensation arrangements under which compensation cost is determined using the fair value of stock based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The application of the fair value based method will not have any cumulative effect on the Company's consolidated financial statements as there has been no stock options granted before adoption of the policy.

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

Liquidity and Capital Resources

The Company has been a development stage company and has incurred net operating losses of $1,263,655 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Management is devoting substantially all of its present efforts in securing and establishing a new business and has not generated any revenues. To meet these objectives, the Company plans to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

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

As at December 31, 2005, the Company had a cash balance of $82,127. The Company has financed its operations primarily through cash on hand during the nine month period ending December 31, 2005.

Net cash flows used in by operating activities was $43,239 for the nine month period ending  December 31, 2005, compared to net cash flows used of $42,926 for the same period in 2004.

Net cash flows used in by investing activities was $112,000 for the nine month period ending December 31, 2005, compared to net cash flows used of $0 for the same period in 2004, primarily due to the initial cost for the purchase of oil, gas and mineral property leases.

Net cash provided by financing activities was $162,500 for the nine months period ending December 31, 2005 compared to $0 for the same period in 2004. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises.

Related Party Transactions

Management fees:  During the three-month and nine-month periods ended December 31, 2005, the Company paid $5,500 (2004: $nil) and $9,450 (2004; $nil) in management fees to three directors respectively, and $202,668 for the period from inception (November 6, 1998) to December 31, 2005.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at December 31, 2005 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates:  February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $33,928 as of December 31, 2005. Interest expenses were $2,010 (2004: $1,994) and $6,089 (2004: $5,982) for the three-month and nine-month periods ended December 31, 2005, respectively, and $37,658 for the period from inception (November 6, 1998) to December 31, 2005.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. At present, the Company pays no rent. The fair value of the rent has not been included in the financial statements because the amount involved is immaterial.

Warrants:  As of December 31, 2005, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for our company as of the beginning of the first interim or annual reporting period that begins after April 1, 2006. The adoption of FASB No. 123(R) will not have a material impact on our company’s consolidated financial statements.

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

Off-Balance Sheet Items

The Company currently has no off-balance sheet items.

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

We have a general history of losses and cannot assure you that we will become profitable in the future.

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through December 31, 2005, we have accumulated losses of $1,263,655.

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

Liquidity of Shares in Market Place

As of January 18, 2006, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

Future sales of large amounts of common stock could adversely affect the market price of our common stock and our ability to raise capital.

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

Our business will depend heavily on the recognition and value of the e.Deal.net brand. The principal target for our online automotive services are consumers, dealers, vendors and advertisers that are wanting a high-quality experience buying or selling vehicles, automotive products and services, and relevant and useful automotive-related information.

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

- we may have to develop a non-infringing alternative, which could be costly and delay projects; and

- we may have to indemnify users of our web site with respect to losses incurred as a result of our infringement of the intellectual property.

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

ITEM 3.   Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II – Other Information

Item 1.   Legal Proceedings

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of February, 2006.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

February 13, 2006

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

February 13, 2006

Harmel S. Rayat

Principal Financial Officer

/s/ Rakesh Shankar

Director

February 13, 2006

Rakesh Shankar