Form 10KSB
period 2006-03-31
INTERNATIONAL ENERGY, INC.
filed 2006-07-06
CIK 1081074

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006.

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number 000-30156

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

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class

Common Stock, $.001 par value per share

 Name of Each Exchange on Which Registered

OTC Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Check whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X]

Revenues for its most current fiscal year:  None

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 20, 2006: $4,678,100.

Number of shares of Common Stock, $0.001 par value, outstanding as of June 20, 2006: 36,932,500.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

15

Item 3.   Legal Proceedings

15

Item 4.   Submissions of Matters to a Vote of Security Holders

15

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

16

Item 6.    Management's Discussion and Analysis or Plan of Operations

16

Item 7.    Financial Statements

20

Item 8.    Changes In and Disagreements With Accountants on Accounting and

 Financial Disclosure

36

Item 8a.

Controls and Procedures

36

Item 8b.

Other information

36

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

36

Item 10.

 Executive Compensation

38

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

40

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

40

Item 13.  Exhibits

41

Item 14.  Principal Accountant Fees and Services

41

 Signatures

42

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending March 31, 2006, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

The Company

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.”, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.  On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.

Through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., we plan to be involved in the exploration for petroleum and natural gas in various parts of the United States and Canada. We are also involved in the business of providing online automotive information through a second wholly owned subsidiary, e.Deal Enterprises Corp.

Employees

At March 31, 2006, the Company employed 2 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through March 31, 2006, we have accumulated losses of $1,461,703.

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

Liquidity of Shares in Market Place

As of June 20, 2006, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

As we remain in the exploration stage, we have not yet generated any revenues, nor do we have any customers.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate offices, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays rent of C$700.00 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in our fiscal fourth quarter of year ended March 31, 2006. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the third or fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "IENI". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

Second Quarter 2004

$0.10

$0.06

Third Quarter 2004

$0.08

$0.07

Fourth Quarter 2004

$0.25

$0.07

First Quarter 2005

$0.25

$0.13

Second Quarter 2005

$1.05

$0.13

Third Quarter 2005

$0.90

$0.51

Fourth Quarter 2005

$0.77

$0.60

First Quarter 2006

$1.01

$0.62

April 1, 2006 – June 20, 2006

$0.65

$0.41

As of June 20, 2006, there were approximately 58 stockholders of record of the Company's Common Stock.

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

(a)

(b)

(c)

____________________________________________________________________________________________________________

Equity compensation plans

approved by security holders

7,950,000

$0.13

12,000,000

Equity compensation plans not

approved by security holders

____________________________________________________________________________________________________________

Total

7,950,000

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

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended March 31, 2006 and March 31, 2005.

General and Administrative Expenses:  During the year ended March 31, 2006, the Company incurred $836,681 in general and administrative expenses, a increase of 1,496% over year end March 31, 2005 expenses of $52,417.  The increase is primarily attributable to the options issued for services expense of $785,536.

Interest Income:  Interest income was $2,581 and $898 for the years ended March 31, 2006 and 2005, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of March 31, 2006, the Company's accumulated deficit was $1,461,703, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended March 31, 2006, the Company recorded a net loss of $842,155, an increase of 1,316%, compared to a net loss of $59,494 for the same period in 2005. The increase is primarily attributable to the options issued for services expense of $785,536.

Liquidity and Capital Resources

At March 31, 2006, the Company had a cash balance of $70,149, compared to a cash balance of $74,866 at March 31, 2005.

During the year ended March 31, 2006, the Company used $55,217 of net cash from operating activities, as compared to $54,447 of net cash used in 2005.

Net cash used by investing activities was $112,000 for the year ended March 31, 2006 compared to $0 for the same period in 2005.

Net cash provided by financing activities was $162,500 for the year ended March 31, 2006 compared to $0 for the same period in 2005. The Company has financed its operations primarily through loans from shareholders and private placements of Common Shares.

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

Related Party Transactions

Management fees:  During the year ended March 31, 2006, the Company paid $9,450 (2005: $7,800) in management fees to three directors, and $202,668 for the period from inception (November 6, 1998) to March 31, 2006.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by two directors in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at March 31, 2006, $110,000, was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $35,894 as of March 31, 2006. Interest expenses were $8,055  (2005: $7,975) for year ended March 31, 2006 and $39,624 for the period from inception (November 6, 1998) to March 31, 2006.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. Subsequent to year end, the Company entered into a lease agreement requiring rent payments of C$700.00 per month.

Warrants:  As of March 31, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire on October 17, 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Going Concern

The Company has been a development stage company and has incurred net operating losses of $1,461,703 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

21

Report of Independent Registered Public Accounting Firm

22

Consolidated Balance Sheet as of March 31, 2006

23

Consolidated Statements of Stockholders’ Deficiency for the period from inception

24

(November 6, 1998) to March 31, 2006

Consolidated Statements of Operations for the years ended March 31, 2006 and 2005, and

26

for the period from inception (November 6, 1998) to March 31, 2006

Consolidated Statements of Cash Flows for the years ended March 31, 2006 and 2005, and

27

for the period from inception (November 6, 1998) to March 31, 2006

Notes to the Consolidated Financial Statements

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
International Energy, Inc.

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of International Energy, Inc. and Subsidiaries (an exploration stage company) as of March 31, 2006, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended and for the period from November 6, 1998 (inception) to March 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the cumulative period from November 6, 1998 (inception) to March 31, 2005, were audited by other auditors whose report dated June 23, 2005, expressed an unqualified opinion on those statements.  The financial statements for the period from November 6, 1998 (inception) to March 31, 2005, include total revenues and net loss of $0 and $619,548, respectively.  Our opinion on the statements of operations, stockholders' deficiency, and cash flows for the period November 6, 1998 (inception) to March 31, 2006, insofar as it relates to amounts for prior periods through March 31, 2005, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Energy, Inc. and Subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the year ended March 31, 2006, and for the cumulative period from November 6, 1998 (inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations since inception and has a substantial accumulated deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

June 9, 2006

Seattle, Washington

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

“Ernst & Young LLP”

June 23, 2005

Chartered Accountants

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
March 31, 2006

(Expressed in U.S. Dollars)	March 31, 2006

ASSETS
Current assets
Cash	$70,149
Prepaid expenses	1,242
Total current assets	71,391

Computer equipment, net (Note 4)	934

Oil, Gas and Mineral Leases, unproven (Note 5)	112,000

Total assets	$184,325

LIABILITIES
Current
Accounts payable and accrued expenses	$1,103
Accrued management fees - related party (Note 6)	162,945
Accrued interest - related party (Note 6)	35,894
Notes payable - related party (Note 6)	110,000

Total liabilities	309,942

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares (3/31/05: 33,762,500 shares)	11,611
Additional paid-in capital	1,324,475
Deficit accumulated during the development stage	(1,461,703)

Total stockholders' deficiency	(125,617)

Total liabilities and stockholders' deficiency	$184,325

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to March 31, 2006

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$-	$-	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-
Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450	-	6,500

Options issued for services	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	$11,611	$1,324,475	$(1,461,703)	$(125,617)

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended March 31, 2006 and 2005
and from inception (November 6, 1998) to March 31, 2006

			From Inception
			(November 6, 1998)
			to March 31,
(Expressed in U.S. Dollars)	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Depreciation	716	716	4,738
General and administrative	40,979	43,901	270,384
Management and consulting fees - related party (Note 6)	9,450	7,800	202,668
Rent	-	-	27,631
Salaries and benefits	-	-	95,024
Options issued for services (Note 8)	785,536	-	785,536
Website fees - related party	-	-	48,050
	836,681	52,417	1,434,031

Operating Loss	(836,681)	(52,417)	(1,434,031)

Other income and expenses
Interest income	2,581	898	11,952
Interest expense	(8,055)	(7,975)	(39,624)
	(5,474)	(7,077)	(27,672)

Net loss	(842,155)	(59,494)	(1,461,703)

Loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	36,227,048	33,762,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 2006 and 2005
and from inception (November 6, 1998) to March 31, 2006
			From Inception
			(November 6, 1998)
			to March 31,
(Expressed in U.S. Dollars)	2006	2005	2006

Cash flows from (used in) operating activities
Net Loss	$(842,155)	$(59,494)	$(1,461,703)
Adjustments for items not involving cash:
Depreciation	716	716	4,738
Common stock issued for services	-	-	53,050
Options issued for services	785,536	-	785,536
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	(1,242)	-	(1,242)
Increase (decrease) in accounts payable	(6,052)	(3,644)	1,103
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	7,980	7,975	35,894
Net cash flow used in operating activities	(55,217)	(54,447)	(419,679)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,672)
Purchase of oil, gas and mineral leases	(112,000)	-	(112,000)
Net cash flow used in investing activities	(112,000)	-	(117,672)

Cash flows from financing activities
Proceed from issuance of common stock	162,500	-	497,500
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	162,500	-	607,500

Increase (decrease) in cash	(4,717)	(54,447)	70,149

Cash, beginning of year	74,866	129,313	-
Cash, end of year	$70,149	$74,866	$70,149

Supplemental disclosure of cash flow information:
Interest paid in cash	$75	$-	$3,731
(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.

(formerly “e.Deal.net, Inc.”)

(A Development Stage Company)

Notes to Financial Statements

Years Ended March 31, 2006 and 2005

(Expressed in U.S. Dollars)

1. Organization and Nature of Operations

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.”, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01. On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc. from e.Deal.net, Inc.

On June 9, 2005, the Company incorporated two wholly-owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp.  Both subsidiaries are incorporated under the laws of the State of Nevada.

Effective June 20, 2005, the Company completed a reorganization by changing its name to International Energy, Inc. and a forward split of its common stock by issuing four new shares for one old share.

International Energy Corp. is an exploration stage oil and gas company engaged in the exploration for oil and gas in the State of Utah, as well as other parts of the US and Canada.  On June 9, 2005, International Energy Corp. entered into a Joint Venture Agreement with Reserve Oil & Gas, Inc., pursuant to which the two companies plan on purchasing various leases, drilling and completing oil and gas wells. International Energy Corp. and Reserve Oil & Gas, Inc. currently jointly own 312.7 acres of oil, gas and mineral leases located in Sevier County, Utah.

e.Deal Enterprises Corp. provides a wide range of automotive information, including maintenance and safety tips, information on how to buy and sell pre-owned vehicles, notice of safety and recalls by email alerts, information on parts and service, quotes on insurance, financing sources, automotive dealers, email alerts for service reminders, new products and accessories.

Due to the insignificant operations of e.Deal Enterprises Corp., segment disclosures under SFAS 131 have not been included.

2. Going Concern

The Company has been a development stage company and has incurred net operating losses of $1,461,703 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

3. Summary of Significant Accounting Policies

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

(e) Fair Value of Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at March 31, 2006.

(g) Computer Equipment

Computer equipment is stated at cost, less depreciation, and is depreciated under the straight-line method over the estimated useful lives of the asset.  Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

(h) Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  Under SFAS No 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(i) Advertising Expenses

The Company expenses advertising costs as incurred.  The Company did not incur any advertising expenses for the years ended March 31, 2006 and 2005.

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

(k) Stock-Based Compensation

Effective April 1, 2005, the Company applies the fair-valued based method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, in accounting for all stock-based compensation arrangements under which compensation cost is determined using the fair value of stock based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The application of the fair value based method does not have any cumulative effect on the Company's consolidated financial statements as there were no stock option granted before adoption of the policy.

(l) Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Stockholders' Deficiency.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no comprehensive income as of March 31, 2006.

(m) Foreign Currency Transactions

The Company maintains both U.S. Dollar and Canadian Dollar bank accounts at a financial institution in Canada. Foreign currency transactions are translated into the functional currency of the Company, which is U.S. Dollars, in the following manner:

At the transaction date, each asset, liability, revenue and expense is converted into the functional currency by the use of the exchange rate in effect at that date. Transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations.

(n) Impairment of Long-Lived Assets

Long-lived assets of the Company are reviewed for impairment when changes circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in the SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Management considers assets to be impaired if the carrying amount of an asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges).  If impairment is deemed to exist, the asset will be written down to fair value, and a loss is recorded as the difference between the carrying value and the fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

(p) Accounting for Derivative Instruments and Hedging Activities

The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.  The adoption of this pronouncement does not have an impact on the Company’s financial statements.

(q) Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2006, the Company did not have any properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of March 31, 2006, all of the Company’s oil and gas properties were unproved and were excluded from depletion. The Company believes that none of its unproved oil and gas properties were considered impaired.

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

(r) New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following pronouncements during the financial year ended March 31, 2006, none of which are expected to have a significant affect on the financial statements:

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued a release which amends the compliance dates for SFAS No. 123R. Adoption of SFAS No. 123R and SAB 107 do not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets”. The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of this statement does not have material impact on the Company's financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. The adoption of this statement does not have material impact on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140”.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company believes that the adoption of this standard will have no material impact on its financial statements.

4. Computer Equipment

Computer equipment is stated at a cost of $5,672, less accumulated depreciation of $4,738, for a net book value of $934.  Depreciation expense for the fiscal years ended March 31, 2006 and 2005 was $716 and $716 respectively, and for the period from inception (November 6, 1998) to March 31, 2006 was $4,738.

5. Oil Gas and Mineral Leases, Unproven

On June 13, 2005, the Company entered into a Joint Venture Agreement with Reserve Oil and Gas, Inc. for the purpose of purchasing oil and gas leases, drilling, completing oil and gas wells and the resale of acquired leases. The Company paid cash $112,000 to purchase four leases totaling 312.7 acres in Sevier County, Utah.

6. Related Party Transactions

Management fees:  During the year ended March 31, 2006, the Company paid $9,450 (2005: $7,800) in management fees to three directors, and $202,668 for the period from inception (November 6, 1998) to March 31, 2006.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by two directors in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at March 31, 2006, $110,000, was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $35,894 as of March 31, 2006. Interest expenses were $8,055  (2005: $7,975) for year ended March 31, 2006 and $39,624 for the period from inception (November 6, 1998) to March 31, 2006.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. Subsequent to year end, the Company entered into a lease agreement requiring rent payments of C$700.00 per month.

Warrants:  As of March 31, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire on October 17, 2007.

Mr. Harmel S. Rayat is also an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

7. Capital Stock

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

8. Stock Options

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

The options have an exercise price of $0.13, which was the last sale price on May 3, 2005 and the closing bid price of the Company’s shares on June 10, 2005, and all options becoming exercisable in three equal installments of thirty-three and one-third percent, with the first installment exercisable immediately, and an additional thirty-three and one-third percent of shares exercisable in six months and the balance becoming exercisable in 12 months.

The Company recorded stock based compensation expense of $785,536 (2004: $nil) for the year ended March 31, 2006.

The movement of stock options can be summarized as follows:

	Number of	Weighted average
	options	exercise price
Balance, March 31, 2005 and 2004	-	-
Granted	8,000,000	0.13
Exercised	(50,000)	0.13
Balance, March 31, 2006	7,950,000	0.13

The number of options exercisable at March 31, 2006 is 5,283,333. The weighted average remaining contractual life of the outstanding stock options at December 31, 2005 is 9.2 years.

The weighted average fair value of the options granted during the year ended March 31, 2006 was estimated at $0.11 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 147.69%, risk-free interest rates of 2.9%, and expected lives of three years.

9. Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price
Balance, March 31, 2005 and 2004	10,000,000	$0.05
Exercised	(3,120,000)	0.05
Balance, March 31, 2006	6,880,000	0.05

The warrants will expire on October 17, 2007.

10. Income Taxes

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

A reconciliation of expected federal income tax expense (benefit) based on the U.S. corporate income tax rate of 34% to actual expense (benefit) for 2006 and 2005 is as follows:

			Inception to
	2006	2005	March 31, 2006
Expected federal income tax benefit	$19,250	$18,020	$197,237
Increase in valuation allowance	(19,250)	(18,020)	(197,237)
Income tax benefit	$-	$-	$-

At March 31, 2006, non-current deferred tax asset of approximately $197,237 results from the deferred tax benefit of net operating loss carryforwards, which have a 100% valuation allowance, as the ability of the Company to general sufficient taxable income in the future is uncertain. There are no other significant tax assets or liabilities.

As of March 31, 2006, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $580,000, which expire through 2026.  Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 8a: CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons associated with us to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

DEREK J. COOPER (Age 29).  President, CEO, Director.  Mr. Derek J. Cooper earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics, and initiated further studies in Geological Engineering in September, the same year.  From April 2002 through January 2003, Mr. Cooper tenured at the diversified mining and metals giant Teck-Cominco, where he co-

designed and commissioned a hydrometallurgy extraction process for molybdenum.  Subsequently, from January 2003 thru September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands and the largest single source producer in Canada.  While continuing to pursue his Applied Sciences degree in Geological Engineering, from June 2004 thru September 2004, Mr. Cooper successfully completed a near-term engineering-exploration contract with Stealth Minerals Ltd., a publicly traded precious metals exploration company.  From September 2004 thru April 2005, Mr. Derek Cooper continues to further his applied sciences (engineering) studies. Since June 2005, Mr. Cooper has joined Elk Valley Coal, the world’s second largest producer of  metallurgical coal, as a Drill and Blast Engineer.  Mr. Cooper joined the Company as President, CEO and Director on January 21, 2005.

HARMEL S. RAYAT (Age 45). Secretary, Treasurer, Director.  Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising  small  corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of PhytoMedical Technologies, Inc, Entheos Technologies, Inc. and HepaLife Technologies, Inc. Mr. Rayat has served as a Director of the Company since July 24, 2002.

Except as set forth below, none of the corporations or organizations with whom our directors are affiliated with is a parent, subsidiary or other affiliate of ours. Mr. Rayat is an officer, director and majority stockholder of each of Phytomedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc

There are no family relationships among or between any of our officers and directors.

There are no arrangements or understandings between him and any other person(s) (naming such person(s)) pursuant to which he was or is to be selected as a director or nominee.

Except as set forth below, during the past five years none of our directors, executive officers, promoters or control persons have been:

(a)

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(d)

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Mr. Harmel S. Rayat, EquityAlert.com, Inc., Innotech Corporation and Mr. Bhupinder S. Mann, a former part-time employee of ours (collectively the “respondents”), consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. The matter related to the public resale by EquityAlert of securities received as compensation from or on behalf of issuers for whom EquityAlert and Innotech provided  public relation and stock advertising services; Mr. Rayat was the president of Innotech and Equity Alert was the wholly-owned subsidiary of Innotech at the time.

The U.S. Securities & Exchange Commission contended and alleged that Equity Alert had received the securities from persons controlling or controlled by the issuer of the securities, or under direct or indirect common control with such issuer with a view toward further distribution to the public; as a result, the U.S. Securities & Exchange Commission further alleged that the securities that Equity Alert had received  were restricted securities, not exempt from registration, and hence could not be resold to the public within a year of their receipt absent registration; and, accordingly,  the U.S. Securities & Exchange Commission further alleged, since Equity Alert effected the resale within a year of its acquisition of the securities, without registration, such resale violated Sections 5(a) and 5(c) of the Securities Act.

Without admitting or denying any of the findings and/or allegations of the U.S. Securities & Exchange Commission the respondents agreed, on October 23, 2003 to cease and desist, among other things, from committing or causing any violations and any future violations of Section 5(a) and 5(c) of the Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the U.S. Securities & Exchange Commission that EquityAlert did not disclose certain compensation received by it in connection with stock advertisements and promotions, consented to the entry of a permanent injunction enjoining them from, among other things, violating Section 17(b) of the Securities Act of 1933; in addition, each of Mr. Rayat and EquityAlert agreed to pay a civil penalty of $20,000.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal year ending March 31, 2006, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended March 31, 2006, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the fiscal year ended March 31, 2006 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

    Salary

Bonus        Other

Granted

Compensation

Derek Cooper

2006

$0

$0

$4,200

   0

$0

President, CEO,

2005

$0

$0

$0

   0

$0

Director

2004

$0

$0

$0

   0

$0

Harmel S. Rayat

2006

$0

$0

$3,600

   0

$0

Secretary, Treasurer,

2005

$0

$0

$3,300

   0

$0

Director

2004

$30,000

$0

$0

   0

$0

Rakesh Shankar (1)

2006

$0

$0

$1,300

   0

$0

Director

2005

$0

$0

$0

   0

$0

2004

$0

$0

$0

   0

$0

Terri DuMoulin (2)

2006

$0

$0

$350

   0

$0

Former CEO, President,

2005

$0

$0

$4,500

   0

$0

Director

2004

$0

$0

$3,100

   0

$0

Harvinder Dhaliwal (3)

2006

$0

$0

$0

   0

$0

Former Secretary,

2005

$0

$0

$0

   0

$0

Treasurer, Director

2004

$0

$0

$0

   0

$0

(1)  Resigned as Director on April 30, 2006

(2)  Resigned as President, CEO and Director on January 21, 2005

(3)  Not re-elected as a Director on October 31, 2003

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2006 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2006

   Price ($/sh)

   Date

Derek Cooper

0

0

n/a

n/a

Harmel Rayat

0

0

n/a

n/a

Rakesh Shankar (1)

0

0

n/a

n/a

(1)  Resigned as Director on April 30, 2006

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

The following table shows certain information about unexercised options at year-end with respect to the named officers and directors:

Common Shares Underlying Unexercised    Value of Unexercised In-the-money

Options on March 31, 2006

          Options on March 31, 2006

Name

Exercisable

Unexercisable

          Exercisable

           Unexercisable

Derek Cooper

0

0

          $0

       $0

Harmel Rayat

0

0

          $0

       $0

Rakesh Shankar (1)

0

0

          $0

           $0

(1)  Resigned as Director on April 30, 2006

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 20, 2006, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Derek Cooper

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harmel S. Rayat (1) (2)

25,522,500

69%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

25,522,500

69%

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

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management fees:  During the year ended March 31, 2006, the Company paid $9,450 (2005: $7,800) in management fees to three directors, and $202,668 for the period from inception (November 6, 1998) to March 31, 2006.

Accrued management fees: Included in accounts payable, an amount of $162,945 was accrued for management services provided by two directors in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at March 31, 2006, $110,000, was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $35,894 as of March 31, 2006. Interest expenses were $8,055  (2005: $7,975) for year ended March 31, 2006 and $39,624 for the period from inception (November 6, 1998) to March 31, 2006.

Property: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. Subsequent to year end, the Company entered into a lease agreement requiring rent payments of C$700.00 per month.

Warrants:  As of March 31, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire on October 17, 2007.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

ITEM 13:  EXHIBITS

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth fiscal quarter, there were no reports filed on Form 8-K

March 17, 2006:  Effective March 13, 2006, the Company dismissed Ernst & Young, LLP, as its independent auditor. The change in the Company's auditors was recommended and approved by the board of directors of the Company. On March 13, 2006, and effective the same date, on the recommendation of the Company's board of directors,  the Company engaged Peterson Sullivan, PLLC as its  independent  registered  public  accounting  firm to audit the Company's financial  statements.

March 30, 2006:  Letter from Ernst & Young LLP to the Securities and Exchange Commission dated March 29, 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Ernst & Young, LLP served as the Company's independent accountants from June 30, 2005 until their dismissal in March 2006.  The firm of Peterson Sullivan, PLLC currently serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  March  31, 2006 and March 31, 2005 were $16,812 and $7,686 respectively.

Tax  fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax  planning by the Company’s principal accountant for fiscal 2006 and 2005 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2006 and 2005 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 21st day of June, 2006.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

June 21, 2006

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary

 June 21, 2006

Harmel S. Rayat

Treasurer