Form 10QSB
period 2006-06-30
INTERNATIONAL ENERGY, INC.
filed 2006-08-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

(604) 659-5001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of July 20, 2006, there were 36,932,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED JUNE 30, 2006

PART I    FINANCIAL INFORMATION

Item 1.

Interim Unaudited Consolidated Balance Sheet

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Stockholders’ Deficiency

5

Interim Unaudited Consolidated Statements of Cash Flows

7

Notes to Interim Unaudited Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis or Plan of Operation

12

Item 3.  Controls and Procedures

25

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Security Holders

26

Item 5. Other Information

26

Item 6. Exhibits and Reports on Form 8-K

27

Signatures

28

ITEM 1.   Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

(Expressed in U.S. Dollars)	June 30, 2006

ASSETS
Current assets
Cash	$62,966
Prepaid expenses	424
Total current assets	63,390

Computer equipment, net (Note 6)	756

Oil, Gas and Mineral Leases, unproven (Note 7)	112,000

Total assets	$176,146

LIABILITIES
Current
Accounts payable and accrued liabilities	$9,100
Accrued management fees - related party (Note 5)	162,945
Accrued interest - related party (Note 5)	37,882
Notes payable - related party (Note 5)	110,000

Total liabilities	319,927

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares	11,611
Additional paid-in capital	1,378,918
Deficit accumulated during the development stage	(1,534,310)

Total stockholders' deficiency	(143,781)

Total liabilities and stockholders' deficiency	$176,146

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2006 and 2005
and from inception (November 6, 1998) to June 30, 2006
(Unaudited)

			From Inception
	Three Months	Three Months	(November 6, 1998)
	Ended June 30,	Ended June 30,	to June 30,
(Expressed in U.S. Dollars)	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Depreciation	179	179	4,917
General and administrative	9,536	6,535	279,920
Management and consulting fees - related party (Note 5)	5,300	-	207,968
Rent	1,889	-	29,520
Salaries and benefits	-	-	95,024
Stock based compensation (Note 8)	54,443	331,536	839,979
Website fees - related party	-	-	48,050
	71,347	338,250	1,505,378

Operating Loss	(71,347)	(338,250)	(1,505,378)

Other income and expenses
Interest income	728	329	12,680
Interest expense	(1,988)	(2,069)	(41,612)
	(1,260)	(1,740)	(28,932)

Net loss available to common shareholders	$(72,607)	$(339,990)	$(1,534,310)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	36,932,500	36,882,500

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to June 30, 2006
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$-	$ -	$-	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450	-	6,500

Stock based compensation expense	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	$11,611	$1,324,475	$ (1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	54,443

Loss, three months ended June 30, 2006	-	-	-	(72,607)	(72,607)

Balance, June 30, 2006	36,932,500	11,611	1,378,918	(1,534,310)	(143,781)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended June 30, 2006 and 2005
and from inception (November 6, 1998) to June 30, 2006
(Unaudited)
			From Inception
	Three months	Three months	(November 6, 1998)
	ended	ended	to June 30,
(Expressed in U.S. Dollars)	June 30, 2006	June 30, 2005	2006

Cash flows from (used in) operating activities
Net Loss	$ (72,607)	$ (339,990)	$ (1,534,310)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	179	179	4,917
Common stock issued for services	-	-	53,050
Share based compensation expenses	54,443	331,536	839,979
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	818	-	(424)
Increase (decrease) in accounts payable and accrued liabilities	7,996	170	9,099
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	1,988	1,994	37,882
Net cash used in operating activities	(7,183)	(6,111)	(426,862)

Cash flows used in investing activities
Purchase of computer equipment	-	-	(5,672)
Purchase of oil, gas and mineral leases	-	(112,000)	(112,000)
Net cash used in investing activities	-	(112,000)	(117,672)

Cash flows from financing activities
Proceed from issuance of common stock	-	156,000	497,500
Proceed from loan from related parties	-	-	110,000
Net cash provided by financing activities	-	156,000	607,500

Increase (decrease) in cash	(7,183)	37,889	62,966

Cash, beginning of period	70,149	74,866	-
Cash, end of period	$ 62,966	$112,755	$ 62,966

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$ -	$3,731

Non-cash Investing and Financing Activities:
Common stock issued for services	$ -	$-	$53,050

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Going Concern Uncertainties

The Company has been a development stage company and has incurred net operating losses of $1,534,310 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2006, and the consolidated results of operations for the three months ended June 30, 2006 and 2005, and cash flows for the three months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB.

Note 3 – Significant Accounting Policies

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of June 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

Note 4 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2006:

	Three months ended
	June 30,
	2006	2005

Numerator - net loss available to
common stockholders	$ (72,607)	$ (339,990)

Denominator - weighted average number of
common shares outstanding	36,932,500	36,882,500

Basic and diluted loss per
common shares	$ (0.00)	$ (0.01)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

Note 5 – Related Party Transactions

Management fees:  During the three-month period ended June 30, 2006, the Company paid $5,300 (2005: $nil) in management fees to three directors and $207,968 for the period from inception (November 6, 1998) to June 30, 2006.

Accrued management fees: An amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at June 30, 2006 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $37,882 as of June 30, 2006. Interest expenses were $1,988 (2005: $2,069) for the three-month period ended June 30, 2006 and $41,612 for the period from inception (November 6, 1998) to June 30, 2006.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,889 (2005: $nil) for the three-month period ended June 30, 2006 and $1,889 for the period from inception (November 6, 1998) to June 30, 2006.

Warrants:  As of June 30, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6 – Property and Equipment

Property and equipment consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $4,916, for a net book value of $756. Depreciation expenses for the three-month period ended June 30, 2006 was $179 (2005: $179), and for the period from inception (November 6, 1998) to June 30, 2006 was $4,917.

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

The options have an exercise price of $0.13, which was the last sale price on May 3, 2005 and the closing bid price of the Company’s shares on June 10, 2005, and all options becoming exercisable in three (3) equal installments of thirty-three and one-third percent, with the first installment exercisable immediately, and an additional thirty-three and one-third percent of shares exercisable in six months and the balance becoming exercisable in 12 months.

The Company recorded stock based compensation expense of $54,443 (2005: $331,536) for the three-month period ended June 30, 2006 and for the period from inception (November 6, 1998) to June 30, 2006 was $839,979.

The movement of stock options can be summarized as follows:

	Number of	Weighted average
	options	exercise price

Balance, March 31, 2006 and June 30, 2006	7,950,000	$0.13

The number of options exercisable at June 30, 2006 is 7,950,000. The weighted average remaining contractual life of the outstanding stock options at June 30, 2006 is 9.0 years.

Note 9 – Warrants

The movement of stock purchase warrants can be summarized as follows:-

	Number of	Weighted average
	warrants	exercise price

Balance, June 30, 2006 and March 31, 2006	6,880,000	$0.05

Each warrant expires on October 17, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three months ending June 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of June 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

Liquidity and Capital Resources

The Company has been a development stage company and has incurred net operating losses of $1,534,310 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As at June 30, 2006, the Company had a cash balance of $62,966. The Company has financed its operations primarily through cash on hand during the three month period ending June 30, 2006.

Net cash flows used in operating activities was $7,183 for the three month period ending  June 30, 2006, compared to net cash flows used of $6,111 for the same period in 2005.

Net cash flows used in investing activities was $0 for the three month period ending June 30, 2006, compared to net cash flows used of $112,000 for the same period in 2005, primarily due to the initial cost for the purchase of oil, gas and mineral property leases occurred in 2005.

Net cash provided by financing activities was $0 for the three months period ending June 30, 2006 compared to $156,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises.

Related Party Transactions

Management fees:  During the three-month period ended June 30, 2006, the Company paid $5,300 (2005: $nil) in management fees to three directors and $207,968 for the period from inception (November 6, 1998) to June 30, 2006.

Accrued management fees: An amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at June 30, 2006 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000).  The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $37,882 as of June 30, 2006. Interest expenses were $1,988 (2005: $2,069) for the three-month period ended June 30, 2006 and $41,612 for the period from inception (November 6, 1998) to June 30, 2006.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,889 (2005: $nil) for the three-month period ended June 30, 2006 and $1,889 for the period from inception (November 6, 1998) to June 30, 2006.

Warrants:  As of June 30, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for our company as of the beginning of the first interim or annual reporting period that begins after April 1, 2006. The adoption of FASB No. 123(R) will not have a material impact on our company’s consolidated financial statements.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through June 30, 2006, we have accumulated losses of $1,534,310.

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

Liquidity of Shares in Market Place

As of July 20, 2006, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 30, 2006:  Dr. Rakesh Shankar resigned from the Board of Directors of the Company, effective immediately.  Dr. Shankar indicated that his decision to resign was based on personal and professional reasons.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 20th day of July, 2006.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

July 20, 2006

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

July 20, 2006

Harmel S. Rayat

Principal Financial Officer