Form 10QSB
period 2006-09-30
INTERNATIONAL ENERGY, INC.
filed 2006-11-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of October 25, 2006, there were 36,932,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2006

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

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

(Expressed in U.S. Dollars)	September 30, 2006

ASSETS
Current assets
Cash	$41,717
Prepaid expenses	291
Total current assets	42,008

Computer equipment, net (Note 6)	577

Oil, Gas and Mineral Leases, unproven (Note 7)	112,000

Total assets	$154,585

LIABILITIES
Current
Accounts payable and accrued liabilities	$9,422
Accrued management fees - related party (Note 5)	162,945
Accrued interest - related party (Note 5)	39,892
Notes payable - related party (Note 5)	110,000

Total liabilities	322,259

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares (3/31/06: 36,932,500 shares)	11,611
Additional paid-in capital	1,378,918
Deficit accumulated during the development stage	(1,558,203)

Total stockholders' deficiency	(167,674)

Total liabilities and stockholders' deficiency	$154,585

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended September 30, 2006 and 2005 and from inception (November 6, 1998) to September 30, 2006
(Unaudited)

					From Inception
	Three Months		Six Months		(November 6, 1998)
	Ended September 30,		Ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Depreciation	179	179	358	358	5,096
General and administrative	20,430	17,389	29,966	23,924	300,350
Management and consulting fees - related party (Note 5)	-	3,950	5,300	3,950	207,968
Rent	1,884	-	3,773	-	31,404
Salaries and benefits	-	-	-	-	95,024
Stock based compensation (Note 8)	-	150,098	54,443	481,634	839,979
Website fees - related party	-	-		-	48,050
	22,493	171,616	93,840	509,866	1,527,871

Operating Loss	(22,493)	(171,616)	(93,840)	(509,866)	(1,527,871)

Other income and expenses
Interest income	611	718	1,339	1,047	13,291
Interest expense	(2,010)	(2,010)	(3,999)	(4,079)	(43,623)
	(1,399)	(1,292)	(2,660)	(3,032)	(30,332)

Net loss available to common shareholders	(23,892)	(172,908)	(96,500)	(512,898)	(1,558,203)

Loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average number of common shares
outstanding - basic and diluted	36,932,500	36,882,500	36,932,500	35,527,090

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to September 30, 2006
(Unaudited)

	Common Stock		Additional	Deficit accumulated during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$ -	$ -	$-	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share, June 2005	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share, October 2005	50,000	50	6,450	-	6,500

Stock based compensation expense	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	$11,611	$1,324,475	$ (1,461,703)	$ (125,617)

Stock based compensation expense	-	-	54,443	-	54,443

Loss, six months ended September 30, 2006	-	-	-	(96,500)	(96,500)

Balance, September 30, 2006	36,932,500	11,611	1,378,918	(1,558,203)	(167,674)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2006 and 2005
and from inception (November 6, 1998) to September 30, 2006
(Unaudited)
			From Inception
	Six months	Six months	(November 6, 1998)
	ended	ended	to September 30,
(Expressed in U.S. Dollars)	September 30, 2006	September 30, 2005	2006

Cash flows from (used in) operating activities
Net Loss	$(96,500)	$(512,898)	(1,558,203)
Adjustments for items not involving cash:
Depreciation	358	358	5,096
Common stock issued for services	-	-	53,050
Stock based compensation expenses	54,443	481,634	839,979
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	950	-	(292)
Increase (decrease) in accounts payable	8,319	(3,074)	9,422
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	3,998	4,004	39,892
Net cash flow used in operating activities	(28,432)	(29,976)	(448,111)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,672)
Purchase of oil, gas and mineral leases	-	(112,000)	(112,000)
Net cash flow used in investing activities	-	(112,000)	(117,672)

Cash flows from financing activities
Proceed from issuance of common stock	-	156,000	497,500
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	-	156,000	607,500

Increase (decrease) in cash	(28,432)	14,024	41,717

Cash, beginning of period	70,149	74,866	-
Cash, end of period	$41,717	88,890	41,717

Supplemental disclosure of cash flow information:
Interest paid in cash	$ -	$75	3,731
Income tax paid in cash	$-	$-	-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	53,050

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Going Concern Uncertainties

The Company has been a development stage company and has incurred net operating losses of $1,558,203 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2006, and the consolidated results of operations for the three and six months ended September 30, 2006 and 2005, and cash flows for the six months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

Note 3 – Significant Accounting Policies

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of September 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

Stock Based Compensation

Prior to April 1, 2006, the Company accounted for stock based compensation in accordance with SFAS 123 under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Effective April 1, 2006, the Company adopted SFAS 123(R), which amended SFAS 123, using the modified prospective method.  The adoption of SFAS 123(R) had no impact on the Company’s financial statement.

Note 4 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2006:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator - net loss
available to
common stockholders	$ (23,892)	$ (172,908)	$ (96,500)	$ (512,898)

Denominator - weighted
average number of
common shares
outstanding	36,932,500	36,882,500	36,932,500	35,527,090

Basic and diluted loss per
common shares	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

Note 5 – Related Party Transactions

Management fees:  During the three-month and six-month periods ended September 30, 2006, the Company paid $nil (2005: $3,950) and $5,300 (2005: $3,950), respectively, in management fees to three directors and $207,968 for the period from inception (November 6, 1998) to September 30, 2006.

Accrued management fees: An amount of $162,945 was accrued for management services provided by a director in previous years.

Notes payable - related party:  The notes payable at September 30, 2006 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $39,892 as of September 30, 2006. Interest expenses were $2,010 (2005: $2,010) and $3,999 (2005: $4,079) for the three-month and six-month periods ended September 30, 2006, respectively, and $43,623 for the period from inception (November 6, 1998) to September 30, 2006.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,884 (2005: $nil) and $3,773 (2005: $nil) for the three-month and six-month periods ended September 30, 2006 and $3,773 for the period from inception (November 6, 1998) to September 30, 2006.

Warrants:  As of September 30, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6 – Property and Equipment

Property and equipment consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $5,095, for a net book value of $577. Depreciation expenses for the three-month and six-month periods ended September 30, 2006 was $179 (2005: $179) and $358 (2005: $358), respectively, and for the period from inception (November 6, 1998) to September 30, 2006 was $5,096.

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

The Company recorded stock based compensation expense of $nil (2005: $150,098) and $54,443 (2005: $481,634) for the three-month and six-month periods ended September 30, 2006, respectively, and for the period from inception (November 6, 1998) to September 30, 2006 was $839,979.

The movement of stock options can be summarized as follows:

	Number of	Weighted average
	options	exercise price

Balance, September 30, 2006 and March 31, 2006	7,950,000	$0.13

The number of options exercisable at September 30, 2006 is 7,950,000. The weighted average remaining contractual life of the outstanding stock options at September 30, 2006 is 8.7 years.

Note 9 – Warrants

The movement of stock purchase warrants can be summarized as follows:-

	Number of	Weighted average
	warrants	exercise price

Balance, September 30, 2006 and March 31, 2006	6,880,000	$0.05

Each warrant expires on October 17, 2007.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending September 30, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of September 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

Stock Based Compensation

Effective April 1, 2006, the Company adopted SFAS 123(R), which amended SFAS 123 “Accounting for Stock-Based Compensation,” using the modified prospective method.  FAS123 accounted for all stock-based compensation arrangements under which compensation cost is determined using the fair value of stock based on compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The adoption of SFAS 123(R) and the modified prospective method will not have any impact on the Company’s financial statements.

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

Liquidity and Capital Resources

The Company has been a development stage company and has incurred net operating losses of $1,558,203 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As at September 30, 2006, the Company had a cash balance of $41,717. The Company has financed its operations primarily through cash on hand during the six month period ending September 30, 2006.

Net cash flows used in operating activities was $28,432 for the six month period ending  September 30, 2006, compared to net cash flows used of $29,976 for the same period in 2005.

Net cash flows used in investing activities was $0 for the six month period ending September 30, 2006, compared to net cash flows used of $112,000 for the same period in 2005, primarily due to the initial cost for the purchase of oil, gas and mineral property leases occurred in 2005.

Net cash provided by financing activities was $0 for the six months period ending September 30, 2006 compared to $156,000 for the same period in 2005. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises.

Related Party Transactions

Management fees:  During the three-month and six-month periods ended September 30, 2006, the Company paid $nil (2005: $3,950) and $5,300 (2005: $3,950), respectively, in management fees to three directors and $207,968 for the period from inception (November 6, 1998) to September 30, 2006.

Accrued management fees: An amount of $162,945 was accrued for management services provided by a director in previous years. There is no management agreement in place and the Company has not converted any debt to equity.

Notes payable - related party:  The notes payable at September 30, 2006 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $39,892 as of September 30, 2006. Interest expenses were $2,010 (2005: $2,010) and $3,999 (2005: $4,079) for the three-month and six-month periods ended September 30, 2006, respectively, and $43,623 for the period from inception (November 6, 1998) to September 30, 2006.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,884 (2005: $nil) and $3,773 (2005: $nil) for the three-month and six-month periods ended September 30, 2006 and $3,773 for the period from inception (November 6, 1998) to September 30, 2006.

Warrants:  As of September 30, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also an officer, director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through September 30, 2006, we have accumulated losses of $1,558,203.

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

Liquidity of Shares in Market Place

As of October 25, 2006, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 25th day of October, 2006.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

October 25, 2006

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

October 25, 2006

Harmel S. Rayat

Principal Financial Officer