Form 10QSB
period 2006-12-31
INTERNATIONAL ENERGY, INC.
filed 2007-02-13
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2006

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

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of February 9, 2007, there were 36,932,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2006

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

13

Item 3.  Controls and Procedures

24

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
December 31, 2006
(Unaudited)
(Basis of Presentation - Going Concern Uncertainties - Note 1)

December 31,
(Expressed in U.S. Dollars)	2006

ASSETS
Current assets
Cash	$29,674
Prepaid expenses	152
Total current assets	29,826

Computer equipment, net (Note 6)	398

Oil, Gas and Mineral Leases, unproven (Note 7)	112,000

Total assets	$142,224

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,081
Accrued management fees - related party (Note 5)	162,945
Accrued interest - related party (Note 5)	41,903
Notes payable - related party (Note 5)	110,000

Total liabilities	324,929

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares	11,611
Additional paid-in capital	1,378,918
Deficit accumulated during the development stage	(1,573,234)

Total stockholders' deficiency	(182,705)

Total liabilities and stockholders' deficiency	$142,224

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months and three months ended December 31, 2006 and 2005 and from inception (November 6, 1998) to December 31, 2006
(Unaudited)

					From Inception
	Three Months		Nine Months		(November 6, 1998)
	Ended December 31,		Ended December 31,		to December 31,
(Expressed in U.S. Dollars)	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$-	$ -	$ -

Expenses
Depreciation	$179	$179	$537	$537	$5,275
General and administrative	7,840	8,846	37,806	32,770	308,190
Management and consulting fees - related party (Note 5)	3,600	5,500	8,900	9,450	211,568
Rent	1,858	-	5,631	-	33,262
Salaries and benefits	-	-	-	-	95,024
Stock based compensation (Note 8)	-	115,460	54,443	597,094	839,979
Website fees - related party	-	-	-	-	48,050
	13,477	129,985	107,317	639,851	1,541,348

Operating Loss	(13,477)	(129,985)	(107,317)	(639,851)	(1,541,348)

Other income and expenses
Interest income	456	86	1,795	1,833	13,747
Interest expense	(2,010)	(2,010)	(6,009)	(6,089)	(45,633)
	(1,554)	(1,224)	(4,214)	(4,256)	(31,886)

Net loss available to common shareholders	$(15,031)	$(131,209)	$(111,531)	$(644,107)	$(1,573,234)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	36,932,500	36,928,696	36,932,500	35,984,645

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to December 31, 2006
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$-	$-	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450	-	6,500

Stock based compensation expense	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	11,611	1,324,475	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	54,443

Loss, nine months ended December 31, 2006	-	-	-	(111,531)	(111,531)

Balance, December 31, 2006	36,932,500	$11,611	$1,378,918	$(1,573,234)	$(182,705)

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended December 31, 2006 and 2005
and from inception (November 6, 1998) to December 31, 2006
(Unaudited)
			From Inception
	Nine months	Nine months	(November 6, 1998)
	ended	ended	to December 31,
(Expressed in U.S. Dollars)	December 31, 2006	December 31, 2005	2006

Cash flows from (used in) operating activities
Net Loss	$(111,531)	$ (644,107)	$(1,573,234)
Adjustments for items not involving cash:
Depreciation	537	537	5,275
Common stock issued for services	-	-	53,050
Stock based compensation expenses	54,443	597,094	839,979
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	1,090	-	(152)
Increase (decrease) in accounts payable	8,978	(2,777)	10,081
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	6,008	6,014	41,902
Net cash flow used in operating activities	(40,475)	(43,239)	(460,154)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,672)
Purchase of oil, gas and mineral leases	-	(112,000)	(112,000)
Net cash flow used in investing activities	-	(112,000)	(117,672)

Cash flows from financing activities
Proceed from issuance of common stock	-	162,500	497,500
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	-	162,500	607,500

Increase (decrease) in cash	(40,475)	7,261	29,674

Cash, beginning of period	70,149	74,866	-
Cash, end of period	$29,674	$82,127	$29,674

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$75	$3,731
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for services	$-	$-	$53,050

(The accompanying notes are an integral part of these interim unaudited consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (A Development Stage Company)

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Through International Energy Corp., the Company is involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada. During the nine months ended December 31, 2006, the Company focused solely on petroleum and natural gas exploration.

The Company ceased its business of providing online automotive information. The assets and liabilities, the results of operations and cash flows related to the business were not classified as discontinued operations as the amounts were not significant.

Going Concern Uncertainties

The Company has been a development stage company and has incurred net operating losses of $1,573,234 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for our fiscal year beginning April 1, 2007. We are currently evaluating the expected impact, if any, that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value according to accounting principles generally accepted in the United States, and expands disclosure requirements regarding fair value measurements. This statement emphasizes that fair value should be determined based on assumptions market participants would use to price the asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the expected impact, if any, that SFAS 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. We are currently evaluating the provisions of SAB No. 108.

Note 2 –Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2006, and the consolidated results of operations for the three and nine months ended December 31, 2006 and 2005, and cash flows for the nine months ended December 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

Note 3 – Significant Accounting Policies

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

Note 4 – Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at December 31, 2006:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005

Numerator - net loss
available to
common stockholders	$(15,031)	$(131,209)	$(111,531)	$(644,107)

Denominator - weighted
average number of
common shares
outstanding	36,932,500	36,928,696	36,932,500	35,984,645

Basic and diluted loss per
common shares	$(0.00)	$(0.00)	$(0.00)	$(0.02)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

Note 5 – Related Party Transactions

Management fees:  During the three-month and nine-month periods ended December 31, 2006, the Company paid $3,600 (2005: $5,500) and $8,900 (2005: $9,450), respectively, in management fees to directors and $211,568 for the period from inception (November 6, 1998) to December 31, 2006.

Accrued management fees: An amount of $162,945 was accrued for management services provided by a director in previous years.

Notes payable - related party:  The notes payable at December 31, 2006 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $41,903 as of December 31, 2006. Interest expenses were $2,010 (2005: $2,010) and $6,009 (2005: $6,089) for the three-month and nine-month periods ended December 31, 2006, respectively, and $45,633 for the period from inception (November 6, 1998) to December 31, 2006.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,858 (2005: $nil) and $5,631 (2005: $nil) for the three-month and nine-month periods ended December 31, 2006 and $5,631 for the period from inception (November 6, 1998) to December 31, 2006.

Warrants:  As of December 31, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 6 – Property and Equipment

Property and equipment consist of computer equipment with a stated cost of $5,672, accumulated depreciation of $5,275, for a net book value of $398. Depreciation expenses for the three-month and nine-month periods ended December 31, 2006 was $179 (2005: $179) and $537 (2005: $537), respectively, and for the period from inception (November 6, 1998) to December 31, 2006 was $5,275.

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

The options have an exercise price of $0.13, which was the last sale price on May 3, 2005 and the closing bid price of the Company’s shares on June 10, 2005, and all options become exercisable in three (3) equal installments of thirty-three and one-third percent, with the first installment exercisable immediately, and an additional thirty-three and one-third percent of shares exercisable in six months and the balance becoming exercisable in 12 months.

The Company recorded stock based compensation expense of $nil (2005: $115,460) and $54,443 (2005: $597,094) for the three-month and nine-month periods ended December 31, 2006, respectively, and for the period from inception (November 6, 1998) to December 31, 2006 was $839,979.

The movement of stock options can be summarized as follows:

	Number of	Weighted average
	options	exercise price

Balance, December 31, 2006 and March 31, 2006	7,950,000	$0.13

The number of options exercisable at December 31, 2006 is 7,950,000. The weighted average remaining contractual life of the outstanding stock options at December 31, 2006 is 8.5 years.

Note 9 – Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price

Balance, December 31, 2006 and March 31, 2006	6,880,000	$0.05

Each warrant expires on October 17, 2007.

Note 10 – Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending December 31, 2006, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

During the nine months ended December 31, 2006, we ceased our business of providing online automotive information. From our incorporation until November, 2006, we were in the business of providing online automotive information.  As management investigated opportunities and challenges in the business of online automotive information, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. As a result, our company decided to abandon the online automotive information business. We have focused our business strategy on the investigation, acquisition and exploration of petroleum and natural gas properties.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

Liquidity and Capital Resources

The Company has been a development stage company and has incurred net operating losses of $1,573,234 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

As at December 31, 2006, the Company had a cash balance of $29,674. The Company has financed its operations primarily through cash on hand during the nine month period ending December 31, 2006.

Net cash flows used in operating activities was $40,475 for the nine month period ending  December 31, 2006, compared to net cash flows used of $43,239 for the same period in 2005.

Net cash flows used in investing activities was $0 for the nine month period ending December 31, 2006, compared to net cash flows used of $112,000 for the same period in 2005, primarily due to the initial cost for the purchase of oil, gas and mineral property leases occurred in 2005.

Net cash provided by financing activities was $0 for the nine months period ending December 31, 2006, compared to $162,500 for the same period in 2005. The Company has financed its operations primarily from cash on hand and proceeds from warrant exercises.

Related Party Transactions

Management fees:  During the three-month and nine-month periods ended December 31, 2006, the Company paid $3,600 (2005: $5,500) and $8,900 (2005: $9,450), respectively, in management fees to directors and $211,568 for the period from inception (November 6, 1998) to December 31, 2006.

Accrued management fees: An amount of $162,945 was accrued for management services provided by a director in previous years.

Notes payable - related party:  The notes payable at December 31, 2006 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $41,903 as of December 31, 2006. Interest expenses were $2,010 (2005: $2,010) and $6,009 (2005: $6,089) for the three-month and nine-month periods ended December 31, 2006, respectively, and $45,633 for the period from inception (November 6, 1998) to December 31, 2006.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,858 (2005: $nil) and $5,631 (2005: $nil) for the three-month and nine-month periods ended December 31, 2006 and $5,631 for the period from inception (November 6, 1998) to December 31, 2006.

Warrants:  As of December 31, 2006, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through December 31, 2006, we have accumulated losses of $1,573,234.

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

Liquidity of Shares in Market Place

As of February 9, 2007, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 9th day of February, 2007.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

February 9, 2007

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

February 9, 2007

Harmel S. Rayat

Principal Financial Officer