Form 10KSB
period 2007-03-31
INTERNATIONAL ENERGY, INC.
filed 2007-06-29
CIK 1081074

FORM 10-KSB

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES    EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007.

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

Title of Each Class:

Common Stock, $0.001 par value per share

 Name of Each Exchange on Which Registered:

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 26, 2007: $9,468,100

Number of shares of Common Stock, $0.001 par value, outstanding as of June 26, 2007:   36,932,500

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

PART I

PAGE

Item 1.   Description of Business

4

Item 2.   Description of Property

13

Item 3.   Legal Proceedings

13

Item 4.   Submissions of Matters to a Vote of Security Holders

13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

13

Item 6.    Management's Discussion and Analysis or Plan of Operations

14

Item 7.    Financial Statements

17

Item 8.    Changes In and Disagreements With Accountants on Accounting and

 Financial Disclosure

32

Item 8a.

Controls and Procedures

32

Item 8b.

Other information

32

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;

 Compliance with Section 16(a) of the Exchange Act

32

Item 10.

 Executive Compensation

34

Item 11.

 Security Ownership of Certain Beneficial Owners and Management

35

and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions

36

Item 13.  Exhibits

36

Item 14.  Principal Accountant Fees and Services

36

 Signatures

38

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-KSB for the fiscal year ending March 31, 2007, and specifically in the items entitled "Management’s Discussion and Analysis or Plan of Operation", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

From our incorporation until November 2006, we were in the business of providing online automotive information. Due to the limited success of our online business, management decided that it was in the best interest of our shareholders to abandon the online automotive information business and focus, through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., on the investigation, acquisition and exploration of petroleum and natural gas properties.

Subsequent to the year end, we abandoned our oil and gas properties in the State of Utah. As a result, the Company wrote off $112,000 cost as at March 31, 2007.  At present, we continue to investigate potential petroleum and natural gas prospects and additionally, we are also seeking to augment our position in the petroleum and natural gas sector through the acquisition of and/or joint venture with other energy related ventures or technologies.

Employees

At March 31, 2007, the Company employed 2 part-time persons. To the best of the Company’s knowledge, none of the Company’s officers or directors are bound by restrictive covenants from prior employers. None of the Company’s employees are represented by labor unions or other collective bargaining groups. We consider relations with our employees to be good. We plan to retain and utilize the services of outside consultants as the need arises.

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

Our business is subject to the risks inherent in the establishment of a new business. Specifically, in formulating our business plan, we have relied on the judgment of our officers, directors and consultants, but have not conducted any formal independent market studies concerning the demand for our services. Further, due to our limited operating history, we have difficulty accurately forecasting our revenue, and we have limited historical financial data upon which to base operating expense budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company in an early stage of development in new and rapidly-evolving industries.

We have a general history of losses and cannot assure you that we will become profitable in the future.

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through March 31, 2007, we have accumulated losses of $1,686,565.

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

With our oil and gas subsidiary, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- the costs to acquire leases are more than we currently anticipate;

- drilling and completion costs for wells increase beyond our expectations; or

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

Liquidity of Shares in Market Place

As of June 26, 2007, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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

As we remain in the early development stage, we have not yet generated any revenues, nor do we have any customers.

The principal target customers for our potential crude oil production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck or barge crude oil to storage, refining or pipeline facilities.

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

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered in commercial quantities. We do not have an established history of locating and developing properties that have oil and gas reserves.

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

There can be no assurance that oil and gas will be produced from the properties in which we may have interests. In addition, the marketability of oil and gas which may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our future prospects to production. If any relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate office, located at Suite 216, 1628 West 1st Avenue, Vancouver, BC, V6J 1G1, are owned by a privately held corporation controlled by a Director and majority shareholder of the Company. At present, the Company pays a monthly rent of C$700 effective from April 1, 2006.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in our fiscal fourth quarter of year ended March 31, 2007. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the third or fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "IENI". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

Second Quarter 2005

$1.05

$0.13

Third Quarter 2005

$0.90

$0.51

Fourth Quarter 2005

$0.77

$0.60

First Quarter 2006

$1.01

$0.62

Second Quarter 2006

$0.65

$0.35

Third Quarter 2006

$0.35

$0.50

Fourth Quarter 2006

$0.75

$0.35

First Quarter 2007

$0.51

$0.51

April 1, 2007 – June 26, 2007

$0.73

$0.41

As of June 26, 2007, there were approximately 53 stockholders of record of the Company's Common Stock.

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

Through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., we are involved in the investigation, acquisition and exploration of petroleum and natural gas properties.

Results of Operations

Revenues:  The Company generated revenues of $0 for the years ended March 31, 2007 and March 31, 2006.

General and Administrative Expenses:  During the year ended March 31, 2007, the Company incurred $106,985 in general and administrative expenses, a decrease of 87% over year end March 31, 2006 expenses of $836,681.  The decrease is primarily attributable to the options issued for services expense of $785,536 in 2006.

Write off oil, gas and mineral leases:  During the year ended March 31, 2007, the Company wrote off oil, gas and mineral leases of $112,000.

Interest Income:  Interest income was $2,098 and $2,581 for the years ended March 31, 2007 and 2006, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes:  As of March 31, 2007, the Company's accumulated deficit was $1,686,565, and as a result, there has been no provision for income taxes to date.

Net Loss:  For the year ended March 31, 2007, the Company recorded a net loss of $224,862, a decrease of 73%, compared to a net loss of $842,155 for the same period in 2006. The decrease is primarily attributable to the options issued for services expense of $785,536 in 2006.

Liquidity and Capital Resources

At March 31, 2007, the Company had a cash balance of $23,531, compared to a cash balance of $70,149 at
March 31, 2006.

During the year ended March 31, 2007, the Company used $46,618 of net cash from operating activities, as compared to $55,217 of net cash used in 2006.

Net cash used by investing activities was $0 for the year ended March 31, 2007 compared to $112,000 for the same period in 2006.

Net cash provided by financing activities was $0 for the year ended March 31, 2007 compared to $162,500 for the same period in 2006. The Company has financed its operations primarily through its cash on hand.

Plan of Operation

The Company's principal source of liquidity is cash in bank, which we anticipate will not be sufficient to fund our operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: ongoing costs associated with investigating and acquiring potential oil and gas prospects; exploration and other development costs of acquired oil and gas leases; costs to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

For the next twelve months, through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., the Company plans to be involved in the investigation, acquisition and exploration of petroleum and natural gas properties in various parts of the United States and Canada.

Additionally, the Company is also seeking to augment our position in the petroleum and natural gas sector through the acquisition of and/or joint venture with, other energy related ventures or technologies.  The Company may require additional funds to implement our growth strategy in our oil, gas and mineral exploration operations.

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

Related Party Transactions

Management fees:  During the year ended March 31, 2007, the Company paid $8,900 (2006: $9,450), in management fees to directors and $211,568 for the period from inception (November 6, 1998) to March 31, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at March 31, 2007 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $43,869 as of March 31, 2007. Interest expenses were $7,975 (2005: $8,055) for the year ended March 31, 2007, and $47,599 for the period from inception (November 6, 1998) to March 31, 2007.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $7,422 (2006: $nil) for the year ended March 31, 2007 and $7,422 for the period from inception (November 6, 1998) to March 31, 2007.

Warrants:  As of March 31, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

Going Concern

The Company has been a development stage company and has incurred net operating losses of $1,686,565 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

18

Consolidated Balance Sheet as of March 31, 2007

19

Consolidated Statements of Operations for years ended March 31, 2007, 2006

20

and from Inception (November 6, 1998) to March 31, 2007

Consolidated Statements of Changes in Stockholders’ Deficiency from Inception

(November 6, 1998) to March 31, 2007

21-22

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and from Inception (November 6, 1998) to March 31, 2007

23

Notes to the Consolidated Financial Statements

24-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Energy, Inc.

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of International Energy, Inc. and Subsidiaries (an exploration stage company) as of March 31, 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended March 31, 2007 and 2006, and for the period from November 6, 1998 (inception) to March 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the cumulative period from November 6, 1998 (inception) to March 31, 2005, were audited by other auditors whose report dated June 23, 2005, expressed an unqualified opinion on those statements.  The financial statements for the period from November 6, 1998 (inception) to March 31, 2005, include total revenues and net loss of $0 and $619,548, respectively.  Our opinion on the statements of operations, stockholders' deficiency, and cash flows for the period from November 6, 1998 (inception) to March 31, 2007, insofar as it relates to amounts for prior periods through March 31, 2005, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Energy, Inc. and Subsidiaries as of March 31, 2007, and the results of their operations and their cash flows for the years ended March 31, 2007 and 2006, and for the cumulative period from November 6, 1998 (inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

June 21, 2007

Seattle, Washington

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
March 31, 2007

(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash	$23,531
Prepaid expenses	27
Total current assets	23,558

Computer equipment, net (Note 4)	219

Total assets	$23,777

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,999
Accrued management fees - related party (Note 8)	162,945
Accrued interest - related party (Note 8)	43,869
Notes payable - related party (Note 8)	110,000

Total liabilities	319,813

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares	11,611
Additional paid-in capital	1,378,918
Deficit accumulated during the exploration stage	(1,686,565)

Total stockholders' deficiency	(296,036)

Total liabilities and stockholders' deficiency	$23,777

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended March 31, 2007 and 2006
and from inception (November 6, 1998) to March 31, 2007

			From Inception
			(November 6, 1998)
			to March 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Depreciation	716	716	5,454
General and administrative	35,504	40,979	305,888
Management and consulting fees - related party (Note 8)	8,900	9,450	211,568
Rent	7,422	-	35,053
Salaries and benefits	-	-	95,024
Stock based compensation (Note 6)	54,443	785,536	839,979
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases (Note 5)	112,000	-	112,000
	218,985	836,681	1,653,016

Operating Loss	(218,985)	(836,681)	(1,653,016)

Other income and expenses
Interest income	2,098	2,581	14,050
Interest expense	(7,975)	(8,055)	(47,599)
	(5,877)	(5,474)	(33,549)

Net loss available to common shareholders	$(224,862)	$(842,155)	$(1,686,565)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic and diluted	36,932,500	36,227,048

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to March 31, 2007

				Deficit accumulated
	Common Stock		Additional	during exploration	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$ -	$ -	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450	-	6,500

Stock based compensation expense	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	11,611	1,324,475	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	54,443

Loss, year ended March 31, 2007	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	$11,611	$1,378,918	$(1,686,565)	$(296,036)

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 2007 and 2006
and from inception (November 6, 1998) to March 31, 2007

			From Inception
			(November 6, 1998)
			to March 31,
(Expressed in U.S. Dollars)	2007	2006	2007

Cash flows from (used in) operating activities
Net Loss	$(224,862)	$(842,155)	$(1,686,565)
Adjustments for items not involving cash:
Depreciation	716	716	5,454
Common stock issued for services	-	-	53,050
Stock based compensation expenses	54,443	785,536	839,979
Write off of oil, gas and mineral leases	112,000	-	112,000
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	1,215	(1,242)	(27)
Increase (decrease) in accounts payable	1,896	(6,052)	2,999
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	7,974	7,980	43,869
Net cash flow used in operating activities	(46,618)	(55,217)	(466,296)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,673)
Purchase of oil, gas and mineral leases	-	(112,000)	(112,000)
Net cash flow used in investing activities	-	(112,000)	(117,673)

Cash flows from financing activities
Proceed from issuance of common stock	-	162,500	497,500
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	-	162,500	607,500

Increase (decrease) in cash	(46,618)	(4,717)	23,531

Cash, beginning of year	70,149	74,866	-
Cash, end of year	$23,531	$70,149	$23,531

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$75	$3,731
Income tax paid in cash	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Through International Energy Corp., the Company is involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada. During the year ended March 31, 2007, the Company focused solely on petroleum and natural gas exploration.

The Company ceased its business of providing online automotive information through e.Deal Enterprises Corp.. The assets and liabilities, the results of operations and cash flows related to the business were not classified as discontinued operations as the amounts were not significant.

2. Going Concern Uncertainties

The Company has been an exploration stage company and has incurred net operating losses of $1,686,565 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

3. Summary of Significant Accounting Policies

(a) Exploration Stage Company

A business is defined as an exploration stage company if it is devoting substantially all of its efforts to establishing a new business and its planned principal operations either (i) have not commenced or (ii) have commenced, but have not produced any significant revenues (see Note 2).

(b) Principles of Accounting

These financial statements are stated in U.S. Dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

(c) Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States, and include the accounts of International Energy, Inc. and its subsidiaries, International Energy Corp. and e.Deal Enterprises Corp., which both were incorporated under the laws of the State of Nevada. All significant inter-company transactions and accounts have been eliminated in consolidation.

(d) Use of Estimates

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

(e) Related Party Transactions

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

(f) Fair Value of Financial Instruments

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

(g) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at March 31, 2007.

(h) Computer Equipment

Computer equipment is stated at cost, less depreciation, and is depreciated under the straight-line method over the estimated useful lives of the asset. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

(i) Income Taxes

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

(j) Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising expenses for the years ended March 31, 2007 and 2006.

(k) Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing  net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as warrants and options, were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

(l) Stock-Based Compensation

Prior to April 1, 2006, the Company accounted for stock based compensation in accordance with SFAS 123 under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Effective April 1, 2006, the Company adopted SFAS 123(R), which amended SFAS 123, using the modified prospective method.  The adoption of SFAS 123(R) had no impact on the Company’s financial statements.

(m) Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Stockholders' Deficiency. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no comprehensive income as of March 31, 2007.

(n) Foreign Currency Transactions

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

(o) Impairment of Long-Lived Assets

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

(p) Intangible Assets

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

The intangible asset is not amortized but management performs the annual review for possible impairment in the fourth calendar quarter of each year or when circumstances suggest an impairment my exist.

(q) Accounting for Derivative Instruments and Hedging Activities

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

(r) Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2007, we have no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amount of such properties is added to the capitalized cost to be depleted. As of March 31, 2007, all of the Company's oil and gas properties were unproved and were excluded from depletion. The Company abandoned the oil and gas properties and wrote off the cost of $112,000 on March 31, 2007.

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

(s) New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following pronouncements during the financial year ended March 31, 2007, none of which are expected to have a significant affect on the financial statements:

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 159.

4. Computer Equipment

Computer equipment has a stated cost of $5,673, accumulated depreciation of $5,454, for a net book value of $219. Depreciation expenses for the year ended March 31, 2007 was $716 (2006: $716) and for the period from inception (November 6, 1998) to March 31, 2007 was $5,453.

5. Oil, Gas and Mineral Properties, unproven

On June 13, 2005, the Company entered into a Joint Venture Agreement with Reserve Oil and Gas, Inc. for the purpose of purchasing oil and gas leases, drilling, completing oil and gas wells and the resale of acquired leases. The Company paid cash $112,000 to purchase four leases totaling 312.7 acres in Sevier County, Utah. The Company abandoned the properties and wrote off the cost of $112,000 on March 31, 2007.

6. Stock Options

As of March 31, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plans generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.  A total of 20,000,000 options may be granted under the plan.  The Company has issued 8,000,000 options and has reserved 12,000,000 additional shares for future issuances.

The movement of stock options can be summarized as follows:

			Remaining	Aggregate
	Number of	Weighted average	contractural	instrinsic
	options	exercise price	terms	value

Outstanding at March 31, 2005	-
Granted	8,000,000	$0.13
Exercised	(50,000)	0.13
Outstanding at March 31, 2006	7,950,000
Granted	-
Outstanding at March 31, 2007	7,950,000	0.13	8.2 years	$3,021,000

Exercisable at March 31, 2007	7,950,000	$0.13	8.2 years	$3,021,000

Available for grant at March 31, 2007	12,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007.  This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $nil (2006: $31,000) for the year ended March 31, 2007. Weighted average fair value of options granted during the year ended March 31, 2007 was $nil (2006: $0.13) per share.

A summary of the Company’s unvested stock options and changes during the years ended March 31 is as follows:

		Fair value
	Shares	per share

Outstanding at March 31, 2005	-
Granted	8,000,000	$0.13
Vested	(5,333,333)	0.13
Outstanding at March 31, 2006	2,666,667	0.13
Vested	(2,666,667)	0.13
Outstanding at March 31, 2007	-

During the year ended March 31, 2007, compensation expense of $54,443 (2006: $785,536) was recognized for options previously granted and vesting over time. As of March 31, 2007, the Company has $nil of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of March 31, 2007 can be summarized as follows:

	Outstanding			Exercisable
		Weighted				Weighted
	Number	Average	Weighted	Number	Weighted	Average
Range of	Outstanding at	Remaining	Average	Exercisable at	Average	Remaining
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise	Contractual
Prices	2007	Life (Years)	Price	2007	Price	Life (Years)

$0.13	7,950,000	8.20	$0.13	7,950,000	$0.13	6.11

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

7. Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price

Balance, March 31, 2007 and 2006	6,880,000	$0.05

Each warrant expires on October 17, 2007.

8. Related Party Transactions

Management fees:  During the year ended March 31, 2007, the Company paid $8,900 (2006: $9,450), in management fees to directors and $211,568 for the period from inception (November 6, 1998) to March 31, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at March 31, 2007 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $43,869 as of March 31, 2007. Interest expenses were $7,975 (2005: $8,055) for the year ended March 31, 2007, and $47,599 for the period from inception (November 6, 1998) to March 31, 2007.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $7,422 (2006: $nil) for the year ended March 31, 2007 and $7,422 for the period from inception (November 6, 1998) to March 31, 2007.

Warrants:  As of March 31, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp. and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

9. Income Taxes

There is no current or deferred tax expense for the years ended March 31, 2007 and 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect, utilizing a 34% income tax rate, of temporary differences giving rise to the deferred tax assets and deferred tax liabilities is a result of the following:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$264,237	$209,006
Stock based compensation	283,808	265,413
Accrued interest payable	16,184	13,472
Valuation allowance	(564,229)	(487,891)
Net deferred tax assets	$-	$-

The 2007 increase in the valuation allowance was $76,338 (2006:  $284,420).

The Company has available net operating loss carry-forwards of approximately $777,000 for tax purposes to offset future taxable income, which expires commencing 2008 through to the year 2027. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the years ended December 31 follows:

	2007	2006

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

10. Segment Information

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

ITEM 8b: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

DEREK J. COOPER (Age 30).  President, CEO, Director.  Mr. Derek J. Cooper earned his Bachelor of Science degree in Physics at the University of British Columbia in May 2001, specializing in solid state and optics, and initiated further studies in Geological Engineering in September, the same year.  From April 2002 through January 2003, Mr. Cooper tenured at the diversified mining and metals giant Teck-Cominco, where he co-designed and commissioned a hydrometallurgy extraction process for molybdenum.  Subsequently, from January 2003 thru September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd., the world’s largest producer of crude oil from oil sands and the largest single source producer in Canada.  While continuing to pursue his Applied Sciences degree in Geological Engineering, from June 2004 thru September 2004, Mr. Cooper successfully completed a near-term engineering-exploration contract with Stealth Minerals Ltd., a publicly traded precious metals exploration company.  From September 2004 thru April 2005, Mr. Derek Cooper continues to further his applied sciences (engineering) studies. Since June 2005, Mr. Cooper has joined Elk Valley Coal, the world’s second largest producer of  metallurgical coal, as a Drill and Blast Engineer.  Mr. Cooper joined the Company as President, CEO and Director on January 21, 2005.

HARMEL S. RAYAT (Age 46). Secretary, Treasurer, Director.  Mr. Rayat has been in the venture capital industry since 1981. Between January 1993 and April 2001, Mr. Rayat served as the president of Hartford Capital Corporation, a company that provides financial consulting services to emerging growth corporations. From April 2001 through January 2002, Mr. Rayat acted as an independent consultant advising small corporations. Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial consulting services to emerging growth corporations. Mr. Rayat is also a Director of PhytoMedical Technologies, Inc, HepaLife Technologies, Inc., Octillion Corp. and Entheos Technologies, Inc. Mr. Rayat has served as a Director of the Company since July 24, 2002.

Except as set forth below, none of the corporations or organizations with whom our directors are affiliated with is a parent, subsidiary or other affiliate of ours. Mr. Rayat is an officer, director and majority stockholder of each of PhytoMedical Technologies, Inc., Octillion Corp., Entheos Technologies, Inc. and HepaLife Technologies, Inc

There are no family relationships among or between any of our officers and directors.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal year ending March 31, 2007, the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 10:  EXECUTIVE COMPENSATION

Remuneration and Executive Compensation

The following table shows, for the three-year period ended March 31, 2007, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the fiscal year ended March 31, 2007 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options

All Other

Principal Position               Year

    Salary

Bonus        Other

Granted

Compensation

Derek Cooper

2007

$0

$0

$4,500

   0

$0

President, CEO,

2006

$0

$0

$4,200

   0

$0

Director

2005

$0

$0

$0

   0

$0

Harmel S. Rayat

2007

$0

$0

$3,300

   0

$0

Secretary, Treasurer,

2006

$0

$0

$3,600

   0

$0

Director

2005

$30,000

$0

$3,300

   0

$0

Rakesh Shankar (1)

2007

$0

$0

$0

   0

$0

Director

2006

$0

$0

$1,300

   0

$0

2005

$0

$0

$0

   0

$0

Terri DuMoulin (2)

2007

$0

$0

$0

   0

$0

Former CEO, President,

2006

$0

$0

$350

   0

$0

Director

2005

$0

$0

$4,500

   0

$0

(1)  Resigned as Director on April 30, 2006

(2)  Resigned as President, CEO and Director on January 21, 2005

Stock Option Grants in Last Fiscal Year

Shown below is further information regarding employee stock options awarded during 2007 to the named officers and directors:

Number of

% of Total

Securities

Options Granted

Underlying

to Employees

   Exercise

   Expiration

Name

Options

in 2007

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

Options on March 31, 2007

          Options on March 31, 2007

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 26, 2007, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Derek Cooper

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harmel S. Rayat  (1)

25,522,500

69%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

25,522,500

69%

as a group (2 persons)

(1)  Includes 1,560,000 share purchase warrants.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management fees:  During the year ended March 31, 2007, the Company paid $8,900 (2006: $9,450), in management fees to directors and $211,568 for the period from inception (November 6, 1998) to March 31, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at March 31, 2007 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $43,869 as of March 31, 2007. Interest expenses were $7,975 (2005: $8,055) for the year ended March 31, 2007, and $47,599 for the period from inception (November 6, 1998) to March 31, 2007.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $7,422 (2006: $nil) for the year ended March 31, 2007 and $7,422 for the period from inception (November 6, 1998) to March 31, 2007.

Warrants:  As of March 31, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2007.

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

None.

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

Audit Fees:  The aggregate  fees,  including  expenses,  billed by the Company's principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-KSB and our  quarterly reports on Form  10-QSB  during the fiscal  years  ending  March  31, 2007 and March 31, 2006 were $18,625 and $16,812 respectively.

Tax fees:  The aggregate fees billed to the Company for tax compliance, tax advice and tax planning by the Company’s principal accountant for fiscal 2007 and 2006 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2007 and 2006 were $0.

The Company does not currently have an audit committee.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 26th day of June, 2007.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

June 26, 2007

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary

June 26, 2007

Harmel S. Rayat

Treasurer