Form 10QSB
period 2007-09-30
INTERNATIONAL ENERGY, INC.
filed 2007-11-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

(604) 659-5010

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of November 6, 2007, there were 36,932,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2007

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

13

Item 3.  Controls and Procedures

18

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3. Defaults Upon Senior Securities

19

Item 4. Submission of Matters to a Vote of Security Holders

19

Item 5. Other Information

19

Item 6. Exhibits and Reports on Form 8-K

19

Signatures

20

ITEM 1.   Financial Statements

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash	$6,451
Total current assets	6,451

LIABILITIES
Current
Accounts payable and accrued liabilities	3,305
Accrued management fees - related party (Note 8)	162,945
Accrued interest - related party (Note 8)	47,867
Notes payable - related party (Note 8)	110,000

Total liabilities	324,117

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares	11,611
Additional paid-in capital	1,378,918
Deficit accumulated during the development stage	(1,708,195)

Total stockholders' deficiency	(317,666)

Total liabilities and stockholders' deficiency	$6,451

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2007 and 2006
and from inception (November 6, 1998) to September 30, 2007
(Unaudited)

					From Inception
	Three Months		Six Months		(November 6, 1998)
	Ended September 30,		Ended September 30,		to September 30,
(Expressed in U.S. Dollars)	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Depreciation	40	179	219	358	5,673
General and administrative	6,763	20,430	11,714	29,966	317,602
Management and consulting fees - related party (Note 8)	-	-	2,200	5,300	213,768
Rent	1,978	1,884	3,874	3,773	38,927
Salaries and benefits	-	-	-	-	95,024
Stock based compensation (Note 6)	-	-	-	54,443	839,979
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
	8,781	22,493	18,007	93,840	1,671,023

Operating Loss	(8,781)	(22,493)	(18,007)	(93,840)	(1,671,023)

Other income and expenses
Interest income	153	611	376	1,339	14,426
Interest expense	(2,011)	(2,010)	(3,999)	(3,999)	(51,598)
	(1,858)	(1,399)	(3,623)	(2,660)	(37,172)

Net loss available to common shareholders	$(10,639)	$(23,892)	$(21,630)	$(96,500)	$(1,708,195)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	36,932,500	36,932,500	36,932,500	36,932,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to September 30, 2007
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$ -	$-	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450	-	6,500

Stock based compensation expense	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	11,611	1,324,475	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	54,443

Loss, year ended March 31, 2007	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	11,611	1,378,918	(1,686,565)	(296,036)

Loss, six months ended September 30, 2007	-	-	-	(21,630)	(21,630)

Balance, September 30, 2007	36,932,500	$11,611	$1,378,918	$ (1,708,195)	$(317,666)

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2007 and 2006
and from inception (November 6, 1998) to September 30, 2007
(Unaudited)

			From Inception
	Six months	Six months	(November 6, 1998)
	ended	ended	to September 30,
(Expressed in U.S. Dollars)	September 30, 2007	September 30, 2006	2007

Cash flows used in operating activities
Net Loss	$(21,630)	$(96,500)	$(1,708,195)
Adjustments for items not involving cash:
Depreciation	219	358	5,673
Common stock issued for services	-	-	53,050
Stock based compensation expenses	-	54,443	839,979
Write off of oil, gas and mineral leases	-	-	112,000
Change in non-cash working capital items:
Decrease in prepaid expenses	27	950	-
Increase in accounts payable and accrued liabilities	306	8,319	3,305
Increase in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	3,998	3,998	47,867
Net cash flow used in operating activities	(17,080)	(28,432)	(483,376)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,673)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash flow used in investing activities	-	-	(117,673)

Cash flows from financing activities
Proceed from issuance of common stock	-	-	497,500
Proceed from loan from related parties	-	-	110,000
Net cash flow from financing activities	-	-	607,500

Increase (decrease) in cash	(17,080)	(28,432)	6,451

Cash, beginning of period	23,531	70,149	-
Cash, end of period	$6,451	$41,717	$6,451

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$3,731
Income tax paid in cash	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

(An Exploration/Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada. During the year ended March 31, 2007 and five months ended August 31, 2007, the Company focused solely on petroleum and natural gas exploration. From September 2007 and onwards, the Company has shifted its focus to the development of valuable biofuels through using hydrocarbon generation technologies in green microalgae.

The Company ceased its business of providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations and cash flows related to the business were not classified as discontinued operations as the amounts were not significant.

2. Going Concern Uncertainties

The Company has been an exploration/development stage company and has incurred net operating losses of $1,708,195 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

3. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2007, and the consolidated results of operations for the six months ended September 30, 2007 and 2006, and cash flows for the six months ended September 30, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

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

There have been no pronouncements issued that are not yet effective that would have a material effect on these financial statements.

4. Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at September 30, 2007:

	Three months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator - net loss
available to
common stockholders	$(10,639)	$(23,892)	$ (21,630)	$(96,500)

Denominator - weighted
average number of
common shares
outstanding	36,932,500	36,932,500	36,932,500	36,932,500

Basic and diluted loss per
common shares	$ (0.00)	$(0.00)	$ (0.00)	$ (0.00)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

5. Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research. The Company agrees to pay $238,680 to UOC for the support of research on a quarterly basis in advance.

At September 30, 2007, the Company had not started paying any amount to UOC for the research.

6. Stock Options

As of September 30, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.  A total of 20,000,000 options may be granted under the plan.  The Company has issued 8,000,000 (50,000 have been exercised) options and has reserved 12,000,000 additional shares for future issuances.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of	average	contractural	instrinsic
	options	exercise price	terms	value

Outstanding at March 31, 2006	7,950,000	$0.13
Granted	-
Outstanding at March 31, 2007	7,950,000
Granted	-
Outstanding at September 30, 2007	7,950,000	0.13	7.7 years	$12,879,000

Exercisable at September 30, 2007	7,950,000	$0.13	7.7 years	$12,879,000

Available for grant at September 30, 2007	12,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period end and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value changes based on changes in the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the current period and year ended March 31, 2007 is as follows:

		Fair value
	Shares	per share

Outstanding (unvested) at March 31, 2006	2,666,667	$0.11
Vested	(2,666,667)	0.11
Outstanding (unvested) at March 31, 2007 and September 30, 2007	-

During the three and six months ended September 30, 2007, compensation expense of $nil (2006: $54,443) and $nil (2006: $54,443), respectively, was recognized for options previously granted and vesting over time. As of September 30, 2007, the Company has $nil of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of September 30, 2007 can be summarized as follows:

	Outstanding			Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	September 30,	Exercise	Contractual	September 30,	Exercise	Contractual
Prices	2007	Price	Life (Years)	2007	Price	Life (Years)

$0.13	7,950,000	$0.13	7.70	7,950,000	$0.13	7.70

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

7. Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price

Balance, September 30, 2007 and March 31, 2007	6,880,000	$0.05

On October 16, 2007, the Company renewed the expiry date of the warrants for another year. Each warrant expires on October 17, 2008.

8. Related Party Transactions

Management fees:  During the three months and six months ended September 30, 2007, the Company paid $nil (2006: $nil) and $2,200 (2006: $5,300), respectively, in management fees to directors and $213,768 for the period from inception (November 6, 1998) to September 30, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at September 30, 2007 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $47,867 as of September 30, 2007. Interest expenses were $2,011 (2006: $2,010) and $3,999 (2006: $3,999) for the three months and six months ended September 30, 2007, respectively, and $51,598 for the period from inception (November 6, 1998) to September 30, 2007.  On October 3, 2007, the Company received cash proceeds of $300,000 from a promissory note dated October 16, 2007 bearing an interest rate of 10.75% per annum. The entire principal and accrued interest is due and payable on demand.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,978 (2006: $1,884) and $3,874 (2006: $3,773) for the three months and six months ended September 30, 2007 and $11,296, respectively, for the period from inception (November 6, 1998) to September 30, 2007.

Warrants:  As of September 30, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and six months ending September 30, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

International Energy, Inc. is developing leading edge technologies for the production of biofuels derived directly from the photosynthesis of green microalgae, which can accumulate up to 30% of their biomass in the form of valuable biofuels.

Our technology seeks to convert water (H2O) and carbon dioxide (CO2) into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae, which offer advantages in the production, storage and utilization of renewable biofuels, as they can be harvested easily, stored in liquid form and do not require special containment systems.

Research Agreements

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research. The Company agrees to pay $238,680 to UOC for the support of research on a quarterly basis in advance.

Plan of Operation

For the next twelve months, through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., the Company, through a sponsored research agreement with The Regents of the University of California, seeks to convert water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae.

The Company's principal source of liquidity is cash in the bank, which we anticipate will not be sufficient to fund our operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in our research and development project, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations in similar businesses.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had a cash balance of $6,451. The Company has financed its operations primarily through cash on hand during the six month period ending September 30, 2007.

Net cash flows used in operating activities was $17,080 for the six month period ending September 30, 2007, compared to net cash flows used of $28,432 for the same period in 2006.

Related Party Transactions

Management fees:  During the three months and six months ended September 30, 2007, the Company paid $nil (2006: $nil) and $2,200 (2006: $5,300), respectively, in management fees to directors and $213,768 for the period from inception (November 6, 1998) to September 30, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at September 30, 2007 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $47,867 as of September 30, 2007. Interest expenses were $2,011 (2006: $2,010) and $3,999 (2006: $3,999) for the three months and six months ended September 30, 2007, respectively, and $51,598 for the period from inception (November 6, 1998) to September 30, 2007.  On October 3, 2007, the Company received cash proceeds of $300,000 from a promissory note dated October 16, 2007 bearing an interest rate of 10.75% per annum. The entire principal and accrued interest is due and payable on demand.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $1,978 (2006: $1,884) and $3,874 (2006: $3,773) for the three months and six months ended September 30, 2007 and $11,296, respectively, for the period from inception (November 6, 1998) to September 30, 2007.

Warrants:  As of September 30, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

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

Risk Factors

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through September 30, 2007, we have accumulated losses of $1,708,195.

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

Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, as of November 1, 2007, own more than 69% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Liquidity of Shares in Market Place

As of November 1, 2007, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 13th day of November, 2007.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

November 13, 2007

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

November 13, 2007

Harmel S. Rayat

Chief Financial Officer

Principal Financial Officer

20