Form 10QSB
period 2007-12-31
INTERNATIONAL ENERGY, INC.
filed 2008-02-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2007

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

Yes  [X]    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of February 12, 2008, there were 36,932,500 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-QSB, QUARTER ENDED DECEMBER 31, 2007

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

Signatures

20

ITEM 1.   Financial Statements

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

(Expressed in U.S. Dollars)	2007

ASSETS
Current assets
Cash	$38,432
Total current assets	38,432

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,680
Accrued management fees - related party (Note 8)	162,945
Accrued interest - related party (Note 8)	56,681
Notes payable - related party (Note 8)	410,000

Total liabilities	633,306

STOCKHOLDERS' DEFICIENCY

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares	11,611
Additional paid-in capital	1,378,918
Deficit accumulated during the development stage	(1,985,403)

Total stockholders' deficiency	(594,874)

Total liabilities and stockholders' deficiency	$38,432

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended December 31, 2007 and 2006 and from inception (November 6, 1998) to December 31, 2007
(Unaudited)

					From Inception
	Three Months		Nine Months		(November 6, 1998)
	Ended December 31,		Ended December 31,		to December 31,
(Expressed in U.S. Dollars)	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Depreciation	-	79	219	537	5,673
General and administrative	8,874	7,840	20,588	37,806	326,476
Investor relations	227,000	-	227,000	-	227,000
Management and consulting fees - related party (Note 8)	2,500	3,600	4,700	8,900	216,268
Rent	2,147	1,858	6,021	5,631	41,074
Research and development	29,835	-	29,835	-	29,835
Salaries and benefits	-	-	-	-	95,024
Stock based compensation (Note 6)	-	-	-	54,443	839,979
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
	270,356	13,477	288,363	107,317	1,941,379

Operating Loss	(270,356)	(13,477)	(288,363)	(107,317)	(1,941,379)

Other income and expenses
Interest income	1,961	456	2,337	1,795	16,387
Interest expense	(8,813)	(2,010)	(12,812)	(6,009)	(60,411)
	(6,852)	(1,554)	(10,475)	(4,214)	(44,024)

Net loss available to common shareholders	$(277,208)	$(15,031)	$(298,838)	$(111,531)	$(1,985,403)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	36,932,500	36,932,500	36,932,500	36,932,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
from inception (November 6, 1998) to December 31, 2007
(Unaudited)

				Deficit accumulated
	Common Stock		Additional	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	stage	equity (deficiency)

Inception, November 6, 1998	-	$-	$-	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	250,000

Loss, year ended March 31, 2002	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	(59,494)	(59,494)
					-

Balance, March 31, 2005	33,762,500	8,441	379,609	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share	3,120,000	3,120	152,880	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share	50,000	50	6,450	-	6,500

Stock based compensation expense	-	-	785,536	-	785,536

Loss, year ended March 31, 2006	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	11,611	1,324,475	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	54,443

Loss, year ended March 31, 2007	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	11,611	1,378,918	(1,686,565)	(296,036)

Loss, nine months ended December 31, 2007	-	-	-	(298,838)	(298,838)

Balance, December 31, 2007	36,932,500	$11,611	$1,378,918	$(1,985,403)	$(594,874)

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended December 31, 2007 and 2006
and from inception (November 6, 1998) to December 31, 2007
(Unaudited)

			From Inception
	Nine monhts	Nine monhts	(November 6, 1998)
	ended	ended	to December 31,
(Expressed in U.S. Dollars)	December 31, 2007	December 31, 2006	2007

Cash flows from (used in) operating activities
Net Loss	$(298,838)	$(111,531)	$(1,985,403)
Adjustments for items not involving cash:
Depreciation	219	537	5,673
Common stock issued for services	-	-	53,050
Stock based compensation expenses	-	54,443	839,979
Write off of oil, gas and mineral leases	-	-	112,000
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	27	1,090	-
Increase (decrease) in accounts payable and accrued liabilities	681	8,978	3,680
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	12,812	6,008	56,681
Net cash flow used in operating activities	(285,099)	(40,475)	(751,395)

Cash flows used in investing activities
Purchase of property and equipment	-	-	(5,673)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash flow used in investing activities	-	-	(117,673)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	497,500
Proceeds from loan from related parties	300,000	-	410,000
Net cash flow provided by financing activities	300,000	-	907,500

Increase (decrease) in cash	14,901	(40,475)	38,432

Cash, beginning of period	23,531	70,149	-
Cash, end of period	$38,432	$29,674	$38,432

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$3,731
Income tax paid in cash	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

(An Exploration/Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada.  Until August 31, 2007, the Company focused solely on petroleum and natural gas exploration. From September 2007 and onwards, the Company has shifted its focus to the development of valuable biofuels through the use of hydrocarbon generation technologies in green microalgae.

In 2005, the Company ceased its business of providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations and cash flows related to the business were not classified as discontinued operations as the amounts were not significant.

2. Going Concern Uncertainties

The Company has been an exploration/development stage company and has incurred net operating losses of $1,985,403 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Management is devoting substantially all of its present efforts in securing and establishing a new business. To meet these objectives, the Company plans to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations.

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

3. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2007, and the consolidated results of operations for the nine months ended December 31, 2007 and 2006, and cash flows for the nine months ended December 31, 2007 and 2006. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

4. Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at December 31, 2007:

	Three months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006

Numerator - net loss
available to
common stockholders	$(277,208)	$ (15,031)	$(298,838)	$(111,531)

Denominator - weighted
average number of
common shares
outstanding	36,932,500	36,932,500	36,932,500	36,932,500

Basic and diluted loss per
common shares	$(0.01)	$(0.00)	$(0.01)	$(0.00)

On June 20, 2005, the Company completed a forward common stock split of 4 new shares for 1 outstanding old share. The financial statements have been retroactively restated to reflect the split.

5. Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research. The Company agrees to pay in total $238,680 to UOC for the support of research payable on a quarterly basis.

At December 31, 2007, the Company paid $29,835 to UOC for the research.

6. Stock Options

As of December 31, 2007, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.  A total of 20,000,000 options may be granted under the plan.  The Company has issued 8,000,000 (50,000 were exercised) options and has reserved 12,000,000 additional shares for future issuances.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of	average	contractural	instrinsic
	options	exercise price	terms	value

Outstanding at March 31, 2006	7,950,000	$0.13
Granted	-
Outstanding at March 31, 2007	7,950,000
Granted	-
Outstanding at December 31, 2007	7,950,000	0.13	7.45 years	$6,121,500

Exercisable at December 31, 2007	7,950,000	$0.13	7.45 years	$6,121,500

Available for grant at December 31, 2007	12,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period end and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The intrinsic value changes based on changes in the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the current period and year ended March 31, 2007 is as follows:

		Fair value
	Shares	per share

Outstanding at March 31, 2006	2,666,667	$0.11
Vested	(2,666,667)	0.11
Outstanding at March 31, 2007 and December 31, 2007	-

During the three and nine months ended December 31, 2007, compensation expense of $nil (2006: $nil) and $nil (2006: $54,443), respectively, was recognized for options previously granted and vesting over time. As of December 31, 2007, the Company has $nil of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of December 31, 2007 can be summarized as follows:

	Outstanding			Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding at	Average	Remaining	Exercisable at	Average	Remaining
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise	Contractual
Prices	2007	Price	Life (Years)	2007	Price	Life (Years)

$0.13	7,950,000	$0.13	7.45	7,950,000	$0.13	7.45

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

7. Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price

Balance, December 31, 2007 and March 31, 2007	6,880,000	$0.05

On October 16, 2007, the Company renewed the expiry date of the warrants for another year. Each warrant expires on October 17, 2008.  No additional expense was recognized in connection with the extension of the expiry date as the effects were insignificant.

8. Related Party Transactions

Management fees:  During the three months and nine months ended December 31, 2007, the Company paid $2,500 (2006: $3,600) and $4,700 (2006: $8,900), respectively, in management fees to directors and $216,268 for the period from inception (November 6, 1998) to December 31, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at December 31, 2007, a portion of these notes was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $49,878 as of December 31, 2007. The rest of the balance resulted when the Company received cash proceeds of $300,000 advanced by its Director and major shareholder, Harmel Rayat, from a promissory note dated October 16, 2007 bearing an interest rate of 10.75% per annum. The entire principal and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $6,803 as of December 31, 2007. Interest expenses were $8,813 (2006: $2,010) and $12,812 (2006: $6,009) for the three months and nine months ended December 31, 2007, respectively, and $60,411 for the period from inception (November 6, 1998) to December 31, 2007.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $2,147 (2006: $1,858) and $6,021 (2006: $5,631) for the three months and nine months ended December 31, 2007 respectively, and $41,074 for the period from inception (November 6, 1998) to December 31, 2007.

Warrants:  As of December 31, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-QSB for the three and nine months ending December 31, 2007, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

Research Agreements

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research. The Company agrees to pay in total $238,680 to UOC for the support of research payable on a quarterly basis.

Plan of Operation

For the next twelve months, through International Energy Corp., a wholly owned subsidiary of International Energy, Inc., the Company, through a sponsored research agreement with the University of California, Berkeley, seeks to convert water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae.

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

Liquidity and Capital Resources

As of December 31, 2007, the Company had a cash balance of $38,432. The Company has financed its operations primarily through cash on hand during the nine month period ending December 31, 2007.

Net cash flows used in operating activities was $285,099 for the nine month period ending December 31, 2007, compared to net cash flows used of $40,475 for the same period in 2006.

Related Party Transactions

Management fees:  During the three months and nine months ended December 31, 2007, the Company paid $2,500 (2006: $3,600) and $4,700 (2006: $8,900), respectively, in management fees to directors and $216,268 for the period from inception (November 6, 1998) to December 31, 2007.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Notes payable - related party:  The notes payable at December 31, 2007 was made up of four separate loans bearing interest at 7.25% per annum advanced to the Company by its former President, Herdev S. Rayat on the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000). The entire principal amount and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $49,878 as of December 31, 2007. On October 3, 2007, the Company received cash proceeds of $300,000 advanced by its Director and major shareholder, Harmel Rayat, from a promissory note dated October 16, 2007 bearing an interest rate of 10.75% per annum. The entire principal and accrued interest is due and payable on demand. Accrued interest on the notes amounted to $6,803 as of December 31, 2007. Interest expenses were $8,813 (2006: $2,010) and $12,812 (2006: $6,009) for the three months and nine months ended December 31, 2007, respectively, and $60,411 for the period from inception (November 6, 1998) to December 31, 2007.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $2,147 (2006: $1,858) and $6,021 (2006: $5,631) for the three months and nine months ended December 31, 2007 respectively, and $41,074 for the period from inception (November 6, 1998) to December 31, 2007.

Warrants:  As of December 31, 2007, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

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

We were formed in 1998, and to date, we have not generated any operating revenues. We have experienced operating losses in each quarterly and annual period since inception. From inception through December 31, 2007, we have accumulated losses of $1,985,403.

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

Our principal shareholders, executive officers, directors and their affiliates, in the aggregate, as of February 12, 2008, own more than 69% of our outstanding common stock. These shareholders, if they act together, will be able to control our management and affairs and all matters requiring shareholder approval, including the election and removal of directors and approval of significant corporate transactions. This influence over our affairs might be adverse to the interest of our other shareholders. In addition, this concentration of ownership may delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Liquidity of Shares in Market Place

As of February 12, 2008, one of our directors beneficially owns approximately 69% of the Company’s outstanding common stock, which could affect the liquidity of the company’s shares in the market.

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

There have been no changes in internal controls, or in factors that could affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

October 22, 2007: On October 16, 2007, the Company issued an unsecured promissory note of $300,000 payable to Harmel S. Rayat, which is payable on demand and bears an interest rate of 10.75%. At a Board of Directors meeting held on October 16, 2007, the Company’s Board of Directors agreed to extend the expiration date of 6,880,000 currently outstanding share purchase warrants from October 17, 2007 to October 17, 2008, with all other warrant terms and conditions remaining the same.

November 9, 2007: On November 5, 2007, International Energy, Inc. issued a news release to announce that it has launched its “algae to oil” research and development initiatives.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 25th day of January, 2008.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

February 12, 2008

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

February 12, 2008

Harmel S. Rayat

Chief Financial Officer

Principal Financial Officer

20