Form 10-K
period 2008-03-31
INTERNATIONAL ENERGY, INC.
filed 2008-06-02
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________    to   _____________________

 Commission File Number: 333-52040

INTERNATIONAL ENERGY, INC.

AND SUBSIDIARIES

 (Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation)

98-0195748

(I.R.S. Employer Identification No.)

1628 WEST 1ST AVENUE, SUITE 216, VANCOUVER, BC,  V6J 1G1

(Address of principal executive offices)

(800) 676-1006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

(Title of Each Class)

Over The Counter Bulletin Board (OTCBB)

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  (Check one):

Large Accelerated Filer

[   ]

Accelerated Filer

[   ]

Non-accelerated Filer

[   ]

Smaller Reporting Company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on May 21, 2008: $38,485,066.

Number of shares of Common Stock, $0.001 par value, outstanding as of May 22, 2008: 42,099,166.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

PART I

PAGE

Item 1.

Business

4

Item 2.

Properties

6

Item 3.

Legal Proceedings

6

Item 4.

Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

6

Item 6.

Selected Financial Data

7

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operation

7

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 8.

Financial Statements and Supplementary Data

11

Item 9.

Changes in and Disagreements With Accountants on Accounting

25

and Financial Disclosure

Item 9A.

Controls and Procedures

25

Item 9B.

Other Information

25

PART III

Item 10.

Directors and Executive Officers of the Registrant

26

Item 11.

Executive Compensation

27

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

28

Item 13.

Certain Relationships and Related Transactions

28

Item 14.

Principal Accounting Fees and Services

29

PART IV

Item 15.

Exhibits, Financial Statement Schedules

29

Signatures

30

PART I

ITEM 1.  BUSINESS.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ending March 31, 2008, this report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for working capital.  Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.  These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations,”  “Business,” “Properties,” as well as in this report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

The Company

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.”, with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01. As of May 22, 2008, there were 42,099,166 shares of common stock were issued and outstanding; there are no preferred shares issued and outstanding.

Our corporate headquarters is located at Suite 216 – 1628 West 1st Avenue, Vancouver, BC  V6J 1G1.  Our telephone number is (800) 676-1006.  The address of our website is www.internationalenergyinc.com.

Description of Business

We are a development stage company currently engaged in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. Biofuel can be solid, liquid, or gas fuels consisting of, or derived from biomass. Biomass is any organic material stored in the tissues of living plants and animals. It is a renewable energy source based on the carbon cycle, unlike other natural resources such as petroleum, coal, and nuclear fuels. These fuels are generally in the form of alcohols, esters, ethers, and other chemicals produced from biomass.

On September 17, 2007, through our wholly owned subsidiary, International Energy Corp., we commenced the development and acquisition of biofuel technologies by entering into a research agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis. This project aims to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae.

Because of its unique and natural ability to produce oil, algae is considered a favorable feedstock for next-generation biofuels, which can be processed and refined into transportation fuels using currently available technology.  Algae have recently emerged as a promising source for biofuel production as a result of:

•

high oil prices;

•

depleting fossil oil reserves;

•

growing concerns about increased levels of atmospheric carbon dioxide; and

•

a growing concern over the use of potential food supplies as a source of biomass.

Employing a proprietary microalgae, we are seeking to develop advanced biotechnology protocols for enhanced growth and biofuel productivity based entirely on the photosynthesis of algae, which have the unique capability of taking a waste (zero-energy) form of carbon (CO2) and converting it into a high-density liquid form of energy (natural bio-oil).  We are also working to develop a novel technology to enable the continuous extraction of bio-oil from microalgae, which will allow microalgae to be processed for bio-oil separation and harvesting while preserving the viability and vitality of the cells that produce them.  Microalgae, stripped of their bio-oils, can then be returned to their growth medium for further growth and hydrocarbon accumulation. This novel approach is expected to minimize biomass generation time while enhancing yields of hydrocarbon production.

Once we have succeeded in the development of our protocols, we anticipate the building of the necessary production facilities to house the bioreactor required to mass produce, market and sell our biofuels.  Alternatively, we may elect to out-license, joint-venture, or sell our microalgae biofuel technology.

Our Agreement with the Regents of the University of California

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a research agreement with The Regents of the University of California (“UC”) in the area of algal biochemistry and photosynthesis. The Agreement expires on September 16, 2009 unless extended by mutual agreement or unless earlier terminated.

We have agreed to pay UC an aggregate of $238,680 in support of the research, payable quarterly. The Principal Investigator (PI) responsible for oversight of our sponsored research will furnish us with ongoing research reports documenting activity, developments, and discoveries made in the course of our sponsored research at UC, and further furnish us with an Invention Disclosure Report if any discoveries should merit the pursuit of a patent filing.

Within 90 days of receiving an Invention Disclosure Report, we will advise UC in writing whether we wish a patent application to be made with respect to such invention. If we so elect, UC will prepare, file and prosecute such application in UC’s name and in countries designated by us.  We will reimburse UC for reasonable expenses it has incurred and will pay expenses incurred in the future in so filing and prosecuting such applications, including attorneys' fees, taxes, annuities, issue fees, working fees, maintenance fees and renewal charges.

Subject to any limitations imposed by law or by the terms of a government grant, we will be entitled to negotiate a license in good faith from UC, at commercially reasonable royalty rates, license fees and other material terms and conditions to be negotiated in good faith by the parties, and with due consideration for the relative contributions of UC and us required to commercialize related products, for any invention or research information.  UC is free to enter into a licensing agreement for any invention or research information with any other person if we do not give notice of commencement to negotiate a license with respect to any invention or research information within 90 days after receipt of an Invention Disclosure Report or Research Information Report or if the parties are unable to reach agreement on the terms of the license agreement within 180 days after receipt of an Invention Disclosure  Report or Research Information Report.

Our Research and Development Project

Employing a proprietary microalgae, we are seeking to develop advanced biotechnology protocols for enhanced growth and biofuel productivity based entirely on the photosynthesis of algae, which have the unique capability of taking a waste (zero-energy) form of carbon (CO2) and converting it into a high-density liquid form of hydrocarbon energy (natural bio-oil).

We are also working to develop a novel technology to enable the continuous extraction of bio-oil from microalgae, which will allow microalgae to be processed for bio-oil separation and harvesting while preserving the viability and vitality of the cells that produce them.  Microalgae, stripped of their bio-oils, can then be returned to their growth medium for further growth and hydrocarbon accumulation. This novel approach is expected to minimize biomass generation time while enhancing yields of hydrocarbon production.

Such hydrocarbons offer advantages in production, storage and utilization of renewable biofuels, as they can be harvested easily, stored in liquid form, are environmentally safe, and do not require special containment systems. Such hydrocarbons can be produced locally and be utilized as vehicular fuel, for heating, or electricity generation.

Employees

In addition to the part time management services provided to us by Mr. Cooper and Mr. Rayat, we have administrative clerical and office staff consisting of two part time employees.  All of our research and development activities are provided on our behalf by scientists and others employed by academic institutions with which we have agreements or by third party providers.

ITEM 2.  PROPERTIES

Our executive offices are located at 1628 West 1st Ave., Suite 216, Vancouver, British Columbia, Canada.  A private corporation controlled by Mr. Harmel S. Rayat, our secretary, treasurer, chief financial officer, principal accounting officer, director and majority shareholder, owns these premises. We have a one year lease, beginning on April 1, 2006 and will be automatically renewed for successive one year terms unless terminated by either party in writing at least 30 days prior to the end of the then current term. We share these facilities with several other companies with which Mr. Rayat is affiliated. The rent for the office is $700.00 Cdn. per month.

Our algae biofuels research is conducted in approximately 1,800 square feet of laboratory facilities and 1,200 square feet of laboratory common-use space (471 Koshland Hall, MC-3102, Berkeley, CA 94720) provided by the Regents of the University of California under our sponsored research agreement, at no cost to us.

We believe that our office and the laboratory facilities are sufficient and adequate for our purposes given our present staff and research objectives.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not party to any current legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders in our fiscal fourth quarter of year ended March 31, 2008. It is our intention to schedule a shareholder’s meeting to elect directors and transact any additional business in the third or fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is listed on the OTC Bulletin Board under the symbol "IENI". The following table sets forth the high and low sale prices for the periods indicated:

High

Low

Second Quarter 2006

$0.65

$0.35

Third Quarter 2006

$0.50

$0.35

Fourth Quarter 2006

$0.75

$0.35

First Quarter 2007

$0.51

$0.51

Second Quarter 2007

$0.73

$0.45

Third Quarter 2007

$2.00

$0.55

Fourth Quarter 2007

$2.35

$0.75

First Quarter 2008

$1.55

$0.35

April 1, 2008 – May 19, 2008

$1.75

$0.65

As of May 21, 2008 there were approximately 56 stockholders of record of the Company's Common Stock.

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

____________________________________________________________________________________________________________

Total

7,950,000

$0.13

12,000,000

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Discussion and Analysis

The following discussion and analysis is based upon our  financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with our financial statements and related notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those discussed in “Risk Factors,” “Forward Looking Statements,” and elsewhere in this prospectus.

Overview

We are a development stage company currently engaged in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. Biofuel can be solid, liquid, or gas fuels consisting of, or derived from biomass. Biomass is any organic material stored in the tissues of living plants and animals. It is a renewable energy source based on the carbon cycle, unlike other natural resources such as petroleum, coal, and nuclear fuels. These fuels are generally in the form of alcohols, esters, ethers, and other chemicals produced from biomass.

On September 17, 2007, through our wholly owned subsidiary, International Energy Corp., we commenced the development and acquisition of biofuel technologies by entering into a Research Agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis. This project aims to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae.

Employing a proprietary microalgae, we are seeking to develop advanced biotechnology protocols for enhanced growth and biofuel productivity based entirely on the photosynthesis of algae, which have the unique capability of taking a waste (zero-energy) form of carbon (CO2) and converting it into a high-density liquid form of hydrocarbon energy (natural bio-oil).

We are also working to develop a novel technology to enable the continuous extraction of bio-oil from microalgae, which will allow microalgae to be processed for bio-oil separation and harvesting while preserving the viability and vitality of the cells that produce them.  Microalgae, stripped of their bio-oils, can then be returned to their growth medium for further growth and hydrocarbon accumulation. This novel approach is expected to minimize biomass generation time while enhancing yields of hydrocarbon production.

Such hydrocarbons offer advantages in production, storage and utilization of renewable biofuels, as they can be harvested easily, stored in liquid form, are environmentally safe, and do not require special containment systems. Such hydrocarbons can be produced locally and be utilized as vehicular fuel, for heating, or electricity generation.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel related costs, legal costs, including intellectual property, investor relations costs, accounting costs, and other professional and administrative costs.

Research and Development Costs

Research and development costs represent costs incurred to develop our technology incurred pursuant to our sponsored research agreement with University of California. The agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, contract services and other costs. We charge all research and development expenses to operations as they are incurred. We do not track research and development expenses by project. In addition costs for third party laboratory work might occur.

Results of Operations

We have yet to establish any history of profitable operations.  We have not generated any revenues from operations during the past 5 years and do not expect to generate any revenues for the foreseeable future. We have incurred annual operating losses of $385,141 and $218,985 respectively, during the past two fiscal years of operation.  As a result, at March 31, 2008 we had an accumulated deficit of $2,098,499.  Our profitability will require the successful completion of our research and development program, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that we will ever be profitable.

Results of Operations for Years Ended March 31, 2008 and 2007

We had no revenues in the year ended March 31, 2008 and March 31, 2007. Our general and administrative expenses increased 35% to $295,636 in the year ended March 31, 2008, from $218,985 in the same period in 2007. This increased was primarily attributable increase in investor relation expenses that incurred in the fiscal year ended March 31, 2008.

In the year ended March 31, 2008, we also incurred $89,505 in research and development expenses, compared to $0 of research and development costs that we incurred in the same period in 2007 as we entered into a research agreement with The Regents of the University of California on September 17, 2007.

Interest income increased 38% to $2,893 in the year ended March 31, 2008, from $2,098 during the same period in 2007. This was the result of higher average cash balances maintained during 2008.

Our net loss in the year ended March 31, 2008 increased 83% to $411,934, from $224,862 in the same period in 2007 due in increased investor relations expenses and research and development costs..

Liquidity and Capital Resources for Years Ended March 31, 2008 and 2007

At March 31, 2008, the Company had a cash balance of $797,725, compared to a cash balance of $23,531 at March 31, 2007.

During the year ended March 31, 2008, the Company used $374,806 of net cash from operating activities, as compared to $46,618 of net cash in 2007.

Net cash provided by financing activities was $1,149,000 for the year ended March 31, 2008 compared to $0 for the year ended March 31, 2007. The Company has financed its operations primarily from cash on hand, through loans from shareholders, and from proceeds of a private placement.

Plan of Operation

For the next twelve months, through International Energy Corp., our wholly owned subsidiary, we plan to be involved in the research and development of our algae to biofuel technology. Due to the "start up" nature of our businesses, we expect to incur losses as we expand. We expect to continue to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.

There is no assurance that we will achieve all or any of our goals.

Due to the "start up" nature of our business, we expect to incur losses as we continue conducting our ongoing sponsored research and product development program. We will require additional funding to continue our research and product development programs, for operating expenses, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for any possible acquisitions or new technologies, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Related Party Transactions

Management fees:  During the year ended March 31, 2008, the Company paid $4,700 (2007: $8,900) in management fees to directors and $216,268 for the period from inception (November 6, 1998) to March 31, 2008.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and  interest to its former President, Herdev S. Rayat, including four separate loans bearing interest at 7.25% per annum advanced to the Company the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000) and another two loans of $300,000 on October 16, 2007 and $100,000 on January 31, 2008 to the Company bearing interest at 10.75% and 10.25% per annum respectively. Interest expenses were  $29,578 (2007: $7,975) for the year ended March 31, 2008, and $72,261 for the period from inception (November 6, 1998) to March 31, 2008.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $8,139 (2007: $7,422) for the year ended March 31, 2008 and $15,561 for the period from inception (November 6, 1998) to March 31, 2008.

Warrants:  As of March 31, 2008, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash equivalents and short-term investments. We invest in high-quality financial instruments; primarily money market funds, federal agency notes, and US Treasury obligations, with the effective duration of the portfolio within one year which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm

12

Consolidated Balance Sheets as of March 31, 2008 and 2007

13

Consolidated Statements of Operations for the years ended March 31, 2008 and 2007 and from Inception (November 6, 1998) to March 31, 2008

14

Consolidated Statements of Stockholders’ Equity (Deficiency) from Inception (November 6, 1998)

to March 31, 2008

15

Consolidated Statements of Cash Flows for the years ended March 31, 2008 and 2007,

and from Inception (November 6, 1998) to March 31, 2008

17

Notes to the Financial Statements

18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Energy, Inc.

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of International Energy, Inc. and Subsidiaries ("the Company") (a development stage company) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years ended March 31, 2008 and 2007, and for the period from November 6, 1998 (inception) to March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Energy, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended March 31, 2008 and 2007, and for the cumulative period from November 6, 1998 (inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

May 20, 2008

Seattle, Washington

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and March 31, 2007

(Expressed in U.S. Dollars)	2008	2007

ASSETS
Current assets
Cash	$797,725	$23,531
Prepaid expenses	-	27
Total current assets	797,725	23,558

Computer equipment, net	-	219
Total assets	$797,725	$23,777

LIABILITIES
Current
Accounts payable and accrued liabilities	$83,750	$2,999
Accrued management fees - related party	162,945	162,945
Accrued interest - related party	-	43,869
Notes payable - related party	-	110,000
Total liabilities	246,695	319,813

Committments and Contingencies (Note 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Stockholders' Deficiency
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 36,932,500 shares	11,611	11,611
Additional paid-in capital	1,378,918	1,378,918
Common stock issuable	1,259,000	-
Deficit accumulated during the development stage	(2,098,499)	(1,686,565)

Total stockholders' equity (deficiency)	551,030	(296,036)

Total liabilities and stockholders' equity (deficiency)	$797,725	$23,777

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended March 31, 2008 and 2007
and from inception (November 6, 1998) to March 31, 2008

			From Inception
			(November 6, 1998)
			to March 31,
(Expressed in U.S. Dollars)	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Depreciation	219	716	5,673
General and administrative	55,578	35,504	361,466
Investor relations	227,000	-	227,000
Management and consulting fees - related party (Note 8)	4,700	8,900	216,268
Rent - related party	8,139	7,422	43,192
Research and development	89,505	-	89,505
Salaries and benefits	-	-	95,024
Stock based compensation	-	54,443	839,979
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	112,000	112,000
	385,141	218,985	2,038,157

Operating Loss	(385,141)	(218,985)	(2,038,157)

Other income (expenses)
Interest income	2,893	2,098	16,943
Interest expense	(29,686)	(7,975)	(77,285)
	(26,793)	(5,877)	(60,342)

Net loss available to common shareholders	$(411,934)	$(224,862)	$(2,098,499)

Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	36,949,788	36,932,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
from inception (November 6, 1998) to March 31, 2008

				Common	Deficit accumulated
	Common Stock		Additional	stock	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	issuable	stage	equity (deficiency)

Inception, November 6, 1998	-	$ -	$-	$-	$-	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-		-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	8,441	379,609	-	(619,548)	(231,498)

Common stock issued upon exercised of
warrants, at $0.05 per share, June 9, 2005
& June 30, 2005.	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercised of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	11,611	1,324,475	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-		54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	11,611	1,378,918	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	$11,611	$1,378,918	$1,259,000	$(2,098,499)	$551,030

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 2008 and 2007
and from inception (November 6, 1998) to March 31, 2008

			From Inception
			(November 6, 1998)
			to March 31,
(Expressed in U.S. Dollars)	2008	2007	2008

Cash flows from operating activities
Net Loss	$(411,934)	$(224,862)	$(2,098,499)
Reconciliation of net loss to net cash from operating activities:
Depreciation	219	716	5,673
Common stock issued for services	-	-	53,050
Stock based compensation expenses	-	54,443	839,979
Write off of oil, gas and mineral leases	-	112,000	112,000
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	27	1,215	-
Increase (decrease) in accounts payable and accrued liabilities	80,751	1,896	83,750
Increase (decrease) in accrued management fees -related party	-	-	162,945
Increase (decrease) in accrued interest -related party	(43,869)	7,974	-
Net cash flow used in operating activities	(374,806)	(46,618)	(841,102)

Cash flows from investing activities
Purchase of property and equipment	-	-	(5,673)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash flow used in investing activities	-	-	(117,673)

Cash flows from financing activities
Common stock issuable	1,259,000	-	1,259,000
Proceed from issuance of common stock	-	-	497,500
Proceed from loans from related party	400,000		510,000
Repayment of loans from related party	(510,000)	-	(510,000)
Net cash flow provided by financing activities	1,149,000	-	1,756,500

Increase (decrease) in cash	774,194	(46,618)	797,725

Cash, beginning of period	23,531	70,149	-
Cash, end of period	$797,725	$23,531	$797,725

Supplemental disclosure of cash flow information:
Interest paid in cash	$73,555	$-	$77,286
Income tax paid in cash	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

(An Exploration/Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Expressed in U.S. dollars)

Note 1. Organization and Nature of Operations

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

Note 2. Going Concern Uncertainties

The Company has been an exploration/development stage company and has incurred net operating losses of $2,098,499 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings. Management believes it does have sufficient cash flow to meet its capital requirements for at least the next twelve months. If the Company is unable to generate profits or unable to obtain additional funds for its working capital needs, it may have to cease operations.

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

Note 3. Summary of Significant Accounting Policies

(a) Principles of Consolidation

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

(b) Use of Estimates

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

(c) Related Party Transactions

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

(d) Fair Value of Financial Instruments

Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.

The carrying values of cash and accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash with high credit quality financial institutions.

The Company operates and incurs significant expenditures outside of the United States of America and is exposed to foreign currency risk due to the fluctuation between Canadian dollar and the U.S. dollar.

(e) Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at March 31, 2008 and 2007.  At times, cash balances may exceed federally insured limits.

(f) Computer Equipment

Computer equipment is stated at cost, less depreciation, and is depreciated under the straight-line method over the estimated useful lives of the asset. Expenditures for betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense when incurred.

(g) Income Taxes

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

(h) Earnings (Loss) Per Share

Basic earnings or loss per share is based on the weighted average number of common shares outstanding.  Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  Basic earnings/loss per share is computed by dividing  net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding and issuable (denominator) for the period.  All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No 128, “Earnings Per Share.”  Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.  Convertible securities that could potentially dilute basic earnings (loss) per share in the future, such as warrants and options, were not included in the computation of diluted earnings (loss) per share because to do so would be antidilutive.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

(i) Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) “Share-Based Payment”, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model.

(j) Foreign Currency Transactions

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

(k) Impairment of Long-Lived Assets

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

(l) Intangible Assets

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

The intangible asset is not amortized but management performs the annual review for possible impairment in the fourth calendar quarter of each year or when circumstances suggest an impairment may exist.

(m) New Accounting Pronouncements

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

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

Note 4. Research Agreement

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

At March 31, 2008, the Company paid $59,670 to UOC for the research.

Note 5. Capital Stock

In March 2008, the Company has arranged to sell up to an aggregate of 4,000,000 units (the “Offered Units”) to accredited investors at a price of US $0.60 per Offered Unit. Each Offered Unit consists of one (1) share (the “Unit Shares”) of the Company’s common stock, $0.001 par value per share, one (1) Series B Non-redeemable Warrant to purchase a share of common stock at $0.60 per share for a period of 24 months from the date of issuance (the “Series B Warrants”). The Company may pay commission up to $100,000 for the transaction.

At March 31, 2008, the Company received $1,259,000 for 2,098,334 Offered Units.

Note 6. Stock Options

As of March 31, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.  A total of 20,000,000 options may be granted under the plan.  The Company has issued 8,000,000 (50,000 were exercised) options and has reserved 12,000,000 additional shares for future issuances.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of	average	contractural	instrinsic
	options	exercise price	terms (years)	value

Outstanding at March 31, 2006	7,950,000	$0.13
Granted	-
Outstanding at March 31, 2007	7,950,000
Granted	-
Outstanding at March 31, 2008	7,950,000	0.13	7.20 years	$6,121,500

Exercisable at March 31, 2008	7,950,000	$0.13	7.20 years	$6,121,500

Available for grant at March 31, 2008	12,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period end and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The intrinsic value changes are based on changes in the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the current period and year ended March 31, 2008 is as follows:

		Fair value
	Shares	per share

Unvested at March 31, 2006	2,666,667	$0.11
Vested	(2,666,667)	0.11
Unvested at March 31, 2007 and 2008	-

During the year ended March 31, 2008, compensation expense of $nil (2007: $54,443) was recognized for options previously granted and vesting over time. As of March 31, 2008, the Company has $nil of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of March 31, 2008 can be summarized as follows:

	Outstanding			Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
Range of		Average	Remaining		Average	Remaining
Exercise	Number	Exercise	Contractual	Number	Exercise	Contractual
Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.13	7,950,000	$0.13	7.20	7,950,000	$0.13	7.20

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 7. Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price

Balance, March 31, 2008 and 2007	6,880,000	$0.05

On October 16, 2007, the Company renewed the expiry date of the warrants for another year. Each warrant will expire on October 17, 2008. No additional expense was recognized in connection with the extension of the expiry date as the effects were insignificant.

Note 8. Related Party Transactions

Management fees:  During the year ended March 31, 2008, the Company paid $4,700 (2007: $8,900) in management fees to directors and $216,268 for the period from inception (November 6, 1998) to March 31, 2008.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and  interest to its former President, Herdev S. Rayat, including four separate loans bearing interest at 7.25% per annum advanced to the Company the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000) and another two loans of $300,000 on October 16, 2007 and $100,000 on January 31, 2008 to the Company bearing interest at 10.75% and 10.25% per annum respectively. Interest expenses were  $29,578 (2007: $7,975) for the year ended March 31, 2008, and $72,261 for the period from inception (November 6, 1998) to March 31, 2008.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $8,139 (2006: $7,422) for the year ended March 31, 2008 and $15,561 for the period from inception (November 6, 1998) to March 31, 2008.

Warrants:  As of March 31, 2008, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 9. Income Taxes

There is no current or deferred tax expense for the years ended March 31, 2008 and 2007, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect, utilizing a 34% income tax rate, of temporary differences giving rise to the deferred tax assets and deferred tax liabilities is a result of the following:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$394,201	$264,237
Stock based compensation	283,808	283,808
Accrued interest payable	-	16,184
Valuation allowance	(678,009)	(564,229)
	$-	$-

The 2008 increase in the valuation allowance was $113,780 (2007:  $76,338).

The Company has available net operating loss carry-forwards of approximately $1,159,000 for tax purposes to offset future taxable income, which expires commencing 2009 through to the year 2028. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carry-forwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate (34%) and the effective rate of income tax expense for each of the years during the years ended December 31 follows:

	2008	2007

Statutory federal income tax rate	-34.00%	-34.00%
Valuation allowance	34.00%	34.00%
Effective income tax rate	0.00%	0.00%

Note 10. Segment Information

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Note 11. Termination of Oil and Gas Joint Venture

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

Note 12.   Subsequent Events

On April 17, 2008, the Company completed a $2,400,000 self directed private placement. The private placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit or $2,400,000 in the aggregate. Each Unit consisted of one share of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance.  The total number of shares issued in the private placement was 4,000,000.

ITEM 9:   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent registered public accountants with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T):  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by United States Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Based on this evaluation, management concluded that, as of March 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There have been no changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date that management, including the Chief Executive Officer and the Chief Financial Officer, completed their evaluation.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is certain information regarding each of the directors and officers of the Company:

Derek J. Cooper

President, CEO, Director.  Mr. Derek J. Cooper earned his Bachelor of Science degree in Physics in 2001 and his Bachelor of Applied Science in Geological Engineering in 2005, both at the University of British Columbia. He is also a Chartered Financial Analyst candidate. From January 2003 through September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd., the world's largest producer of crude oil from oil sands and the largest single source producer in Canada.  While completing his Applied Sciences degree, from June 2004 thru September 2004, Mr. Cooper undertook and completed a near-term engineering-exploration contract with Stealth Minerals Ltd.  From 2005 to March 2008, Mr. Cooper worked at Elk Valley Coal, the world's second largest producer of metallurgical coal, as a Drill and Blast Engineer. In April, 2008 Mr. Cooper joined TransAlta, a Dow Jones Sustainability World Index listed power generation and wholesale marketing company, as Intermediate Engineer in the Fuel Systems Group where he performs life-of-mine planning, costing and capital equipment selection and feasibility. Mr. Cooper joined the Company as President, CEO and Director on January 21, 2005.

Harmel S. Rayat

Chief Financial Officer, Secretary, Treasurer, Director.  Since January 2002, Mr. Rayat has been president of Montgomery Asset Management Corporation, a privately held firm providing financial and management consulting services to emerging growth corporations. During the past five years, Mr. Rayat also has served, at various times, and is currently serving as a director, executive officer and majority shareholder of a number of publicly traded and privately held corporations, including, Octillion Corp., PhytoMedical Technologies, Inc., HepaLife Technologies, Inc., Entheos Technologies, Inc., and MicroChannel Technologies Corporation. Mr. Rayat has served as a Director of the Company since July 24, 2002.

Family Relationships and Other Matters

There are no family relationships between any of our directors, executive officers and other key personnel.

Legal Proceedings

During the past five years, except as set forth below, none of our directors, executive officers, promoters or control persons has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

On October 23, 2003, Mr. Harmel S. Rayat, EquityAlert.com, Inc., and Innotech Corporation, of which Mr. Rayat had served at various times as a director and officer, along with certain other individuals, collectively “the respondents,” consented to a cease-and-desist order pursuant to Section 8A of the Securities Act of 1933. Without admitting or denying the findings of the Securities and Exchange Commission related to the public relation and stock advertising activities of EquityAlert.com, Inc. and Innotech Corporation agreed to cease and desist from committing or causing any violations and any future violations of, among other things, Section 5(a) and 5(c) of the

Securities Act of 1933.  EquityAlert.com, Inc. and Innotech Corporation agreed to pay disgorgement and prejudgment interest of $31,555.14.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish us with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to us, we believe that during fiscal year ended March 31, 2008 the Section 16(a) filing requirements applicable to its directors and executive officers were satisfied.

ITEM 11:  EXECUTIVE COMPENSATION.

Remuneration and Executive Compensation

The following table shows, for the three-year period ended March 31, 2008, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for the fiscal year ended March 31, 2008 that exceeded $100,000.

Summary Compensation Table

Securities

Underlying

Name and

Options          All Other

Principal Position

Year

Salary

 Bonus        Other

Granted         Compensation    Total

Derek Cooper

2008

$0

$0

$4,700

   0

$0

$4,700

President, CEO,

2007

$0

$0

$4,500

   0

$0

$4,500

Director

2006

$0

$0

$4,200

   0

$0

$4,200

Harmel S. Rayat

2008

$0

$0

$0

   0

$0

$0

Secretary, Treasurer,

2007

$0

$0

$3,300

   0

$0

$3,300

Director

2006

$0

$0

$3,600

   0

$0

$3.600

Rakesh Shankar (1)

2008

$0

$0

$0

   0

$0

$0

Director

2007

$0

$0

$0

   0

$0

$0

2006

$0

$0

$1,300

   0

$0

$1,300

(1)  Resigned as Director on April 30, 2006

Stock Option Grants in Last Fiscal Year

None.

Aggregated Option Exercises During Last Fiscal Year and Year End Option Values

None.

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED TRANSACTIONS.

The following table sets forth, as of May 20, 2008, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

Number of Shares

Person or Group

of Common Stock

Percent

Derek Cooper

0

0%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Harmel S. Rayat  (1)

24,939,167

56%

216-1628 West First Avenue

Vancouver, B.C.  V6J 1G1 Canada

Directors and Executive Officers

24,939,167

56%

as a group (2 persons)

(1)  Includes 1,560,000 share purchase warrants.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management fees:  During the year ended March 31, 2008, the Company paid $4,700 (2007: $8,900) in management fees to directors and $216,268 for the period from inception (November 6, 1998) to March 31, 2008.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and  interest to its former President, Herdev S. Rayat, including four separate loans bearing interest at 7.25% per annum advanced to the Company the following dates: February 13, 2001 ($40,000); April 24, 2001 ($40,000); June 8, 2001 ($20,000); and July 26, 2001 ($10,000) and another two loans of $300,000 on October 16, 2007 and $100,000 on January 31, 2008 to the Company bearing interest at 10.75% and 10.25% per annum respectively. Interest expenses were  $29,578 (2007: $7,975) for the year ended March 31, 2008, and $72,261 for the period from inception (November 6, 1998) to March 31, 2008.

Rent: The Company’s principal office is located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $8,139 (2006: $7,422) for the year ended March 31, 2008 and $15,561 for the period from inception (November 6, 1998) to March 31, 2008.

Warrants:  As of March 31, 2008, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Peterson Sullivan, PLLC serves as the Company’s independent accountants.  The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

Audit Fees:  The aggregate  fees,  including  expenses,  billed by our principal accountant in connection with the audit of our consolidated  financial statements  for the most recent  fiscal year and for the review of our financial information  included in our Annual  Report on Form  10-K;  and our  quarterly reports on Form  10-QSB  during the fiscal  years  ended  March 31, 2008 and March 31, 2007 were $16,068 and $18,625 respectively.

Tax fees:  The aggregate fees billed to us for tax compliance, tax advice and tax planning by our principal accountant for fiscal years ending March 31, 2008 and 2007 were $0.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during the fiscal years ending March 31, 2008 and 2007 were $0.

We do not currently have an audit committee.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  During the Company’s fourth quarter, the following reports were filed on Form 8-K

February 5, 2008: On January 29, 2008, International Energy, Inc. issued a news release to announce the development of a continuous cyclic growth and hydrocarbon extraction process that can be applied to mass cultures of microalgae for the separation of bio-oils from the algal biomass

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-K for the fiscal year ended March 31, 2008, to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 22th day of May, 2008.

International Energy, Inc.

/s/ Derek Cooper

Derek Cooper

President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Derek Cooper

Director , President,

May 22, 2008

Derek Cooper

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Chairman

May 22, 2008

Harmel S. Rayat

Secretary, Treasurer

Chief Financial Officer,

Principal Accounting Officer

30