Form 10-Q
period 2008-06-30
INTERNATIONAL ENERGY, INC.
filed 2008-08-14
CIK 1081074

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

INTERNATIONAL ENERGY, INC.

AND SUBSIDIARIES

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-52040

(Commission File Number)

98-0195748

(I.R.S Employer Identification No.)

1 Gateway Center, Suite 2600, Newark, NJ  07102

(Address of principal executive offices)

800-676-1006

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

Yes [  ]    No [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date. As of August 14, 2008, there were 42,249,166 shares of the Issuer’s Common Stock, $0.001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.

FORM 10-Q, QUARTER ENDED JUNE 30, 2008

PART I    FINANCIAL INFORMATION

Item 1.

Interim Unaudited Consolidated Balance Sheets

3

Interim Unaudited Consolidated Statements of Operations

4

Interim Unaudited Consolidated Statements of Stockholders’ Equity

5

Interim Unaudited Consolidated Statements of Cash Flows

8

Notes to Interim Unaudited Consolidated Financial Statements

9

Item 2.  Management's Discussion and Analysis or Plan of Operation

15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.  Controls and Procedures

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

Signatures

20

Item 1.   Financial Statements

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
June 30, 2008 and March 31, 2008
(Unaudited)

	June 30,	March 31,
(Expressed in U.S. Dollars)	2008	2008

ASSETS
Current assets
Cash	$2,137,172	$797,725
Total current assets	2,137,172	797,725

Equipment, net	9,800	-
Total assets	$2,146,972	$797,725

LIABILITIES
Current
Accounts payable and accrued liabilities	$42,007	$83,750
Accrued management fees - related party (Note 9)	162,945	162,945
Total liabilities	204,952	246,695

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	-	-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
Issued and outstanding: 42,249,166 shares (March 31, 2008: 36,932,500)	16,928	11,611
Additional paid-in capital	4,503,601	1,378,918
Common stock issuable	-	1,259,000
Deficit accumulated during the development stage	(2,578,509)	(2,098,499)

Total stockholders' equity	1,942,020	551,030

Total liabilities and stockholders' equity	$2,146,972	$797,725

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2008 and 2007
and from inception (November 6, 1998) to June 30, 2008

			From Inception
			(November 6, 1998)
	Three months ended June 30,		to June 30,
(Expressed in U.S. Dollars)	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Depreciation	595	179	6,268
General and administrative	73,401	4,951	434,867
Investor relations	363,700	-	590,700
Management and consulting fees - related party (Note 9)	442	2,200	216,710
Rent - related party	2,065	1,896	45,257
Research and development	29,835	-	119,340
Salaries and benefits	18,849	-	113,873
Stock based compensation	-	-	839,979
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
	488,887	9,226	2,527,044

Operating Loss	(488,887)	(9,226)	(2,527,044)

Other income (expenses)
Interest income	8,878	223	25,821
Interest expense	(1)	(1,988)	(77,286)
	8,877	(1,765)	(51,465)

Net loss available to common shareholders	$(480,010)	$(10,991)	$(2,578,509)

Loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	40,409,673	36,932,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
from inception (November 6, 1998) to June 30, 2008

				Common	Deficit accumulated
	Common Stock		Additional	stock	during development	Total Stockholders'
(Expressed in U.S. Dollars)	Shares	Amount	paid-in capital	issuable	stage	equity (deficiency)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	5,000	-	-	-	5,000

Common stock issued for cash at $0.25 per
share fiscal year ended March 31, 1999	1,360,000	340	84,660	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	5,340	84,660	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	5,340	84,660	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	5,340	84,660	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	2,500	247,500	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	7,840	332,160	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	601	47,449	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	300	23,700	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(300)	(23,700)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	8,441	379,609	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	8,441	379,609	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	8,441	379,609	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
& June 30, 2005.	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	11,611	1,324,475	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	11,611	1,378,918	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	11,611	1,378,918	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Common stock issued upon exercised of
warrants, at $0.60 per share in May 2008	1,216,666	1,217	728,783	-	-	730,000

Loss, three months ended June 30, 2008	-	-	-	-	(480,010)	(480,010)

Balance, June 30, 2008	42,249,166	$16,928	$4,503,601	$-	$(2,578,509)	$1,942,020

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended June 30, 2008 and 2007
and from inception (November 6, 1998) to June 30, 2008

			From Inception
			(November 6, 1998)
	Three months ended June 30,		to June 30,
(Expressed in U.S. Dollars)	2008	2007	2008

Cash flows from operating activities
Net Loss	$(480,010)	$(10,991)	$(2,578,509)
Reconciliation of net loss to net cash from operating activities:
Depreciation	595	179	6,268
Common stock issued for services	-	-	53,050
Stock based compensation expenses	-	-	839,979
Write off of oil, gas and mineral leases	-	-	112,000
Change in non-cash working capital items:
Decrease (increase) in prepaid expenses	-	27	-
Increase (decrease) in accounts payable and accrued liabilities	(41,743)	3,334	42,007
Increase (decrease) in accrued management fees -related party	-	2,200	162,945
Increase (decrease) in accrued interest -related party	-	1,989	-
Net cash flow used in operating activities	(521,158)	(3,262)	(1,362,260)

Cash flows from investing activities
Purchase of property and equipment	(10,395)	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash flow used in investing activities	(10,395)	-	(128,068)

Cash flows from financing activities
Proceed from issuance of common stock and warrants	1,141,000	-	2,735,000
Proceeds from exercise of stock options and warrants	730,000		892,500
Proceed from loans from related party	-		510,000
Repayment of loans from related party	-	-	(510,000)
Net cash flow provided by financing activities	1,871,000	-	3,627,500

Increase (decrease) in cash	1,339,447	(3,262)	2,137,172

Cash, beginning of period	797,725	23,531	-
Cash, end of period	$2,137,172	$20,269	$2,137,172

Supplemental disclosure of cash flow information:
Interest paid in cash	$1	$-	$77,287
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock and warrants for placement fees and commissions	$60,000	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

(FORMERLY “e.Deal.net, Inc.”)

(An Exploration/Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Note 2. Going Concern Uncertainties

The Company has been an exploration/development stage company and has incurred net operating losses of $2,578,509 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3. Presentation of Interim Information

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2008, and the consolidated results of operations for the three months ended June 30, 2008 and 2007, and cash flows for the three months ended June 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2008 Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements”, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any,the adoption of this consensus will have on the results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In February 2008, FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company's financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15,

2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

Note 4. Net Loss Per Common Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements.  Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents.  All per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  All loss per share amounts in the financial statements are basic loss per share because the inclusion of stock options and warrants outstanding would be antidilutive. The computation of basic and diluted loss per share is as follows at June 30, 2008:

	Three months ended
	June 30,
	2008	2007

Numerator - net loss available to
common stockholders	$(480,010)	$(10,991)

Denominator – weighted average number
of common shares outstanding	40,409,673	36,932,500

Basic and diluted loss per common shares	$(0.01)	$(0.00)

Note 5. Research Agreement

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

At June 30, 2008, the Company paid $89,505 to UOC for the research and accrued another $29,835 as payable.

Note 6. Capital Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement. The private placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit or $2,400,000 in the aggregate. Each Unit consisted of one share of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance.  The total number of shares issued in the private placement was 4,000,000. In connection with the private placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors.

In connection with the private placement, the Company paid a commission of 100,000 Units (the “Commission Units”). The Commission Units do not have any registration rights but otherwise have the same terms and conditions as the Units.

Note 7. Stock Options

As of June 30, 2008, the Company had an active stock option plan that provides shares available for options granted to employees, directors and others. Options granted to employees under the Company’s option plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.  A total of 20,000,000 options may be granted under the plan. The Company has issued 8,000,000 (50,000 were exercised) options and has reserved 12,000,000 additional shares for future issuances.

The movement of stock options can be summarized as follows:

		Weighted	Remaining	Aggregate
	Number of	average	contractural	instrinsic
	options	exercise price	terms	value

Outstanding at March 31, 2007	7,950,000	$0.13
Granted	-
Outstanding at March 31, 2008	7,950,000
Granted	-
Outstanding at June 30, 2008	7,950,000	0.13	6.95 years	$15,582,000

Exercisable at June 30, 2008	7,950,000	$0.13	6.95 years	$15,582,000

Available for grant at June 30, 2008	12,000,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period end and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The intrinsic value changes are based on changes in the fair market value of the Company’s stock.

A summary of the Company’s unvested stock options and changes during the current period and year ended March 31, 2008 is as follows:

		Fair value
	Shares	per share

Unvested at March 31, 2007	2,666,667	$0.11
Vested	(2,666,667)	0.11
Unvested at June 30, 2008 and March 31, 2008	-

During the three months ended June 30, 2008, compensation expense of $nil (2007: $nil) was recognized for options previously granted and vesting over time. As of June 30, 2008, the Company has $nil of total unrecognized compensation cost related to unvested stock options.

The options outstanding and exercisable as of June 30, 2008 can be summarized as follows:

	Outstanding			Exercisable
			Weighted			Weighted
	Number	Weighted	Average	Number	Weighted	Average
Range of	Outstanding	Average	Remaining	Exercisable at	Average	Remaining
Exercise	at June 30,	Exercise	Contractual	June 30,	Exercise	Contractual
Prices	2008	Price	Life (Years)	2008	Price	Life (Years)

$0.13	7,950,000	$0.13	6.95	7,950,000	$0.13	6.95

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

The movement of stock purchase warrants can be summarized as follows:

	Number of	Weighted average
	warrants	exercise price

Balance, March 31, 2008 and 2007	6,880,000	$0.05
Issued	4,100,000	0.60
Exercised	(1,216,666)	0.60
Balance, June 30, 2008	9,763,334	0.21

On October 16, 2007, the Company renewed the expiry date of the Series A Warrants for another year. Each Series A Warrant will expire on October 17, 2008. No additional expense was recognized in connection with the extension of the expiry date as the effects were insignificant.

The fair value of the 4,100,000 Series B Warrants issued on April 17, 2008 was estimated using the Black-Scholes option pricing model with assumptions as follows:

Risk free interest rate	2.13%
Expected term	2.0 years
Expected volatility	107.9%
Dividend per share	$0.00

The fair value of the Series B warrants was $5,330,000 and the allocated value was $1,066,000.  At June 30, 2008, there were 6,880,000 Series A Warrants at an exercise price of $0.05 each expiring on October 17, 2008 and 2,883,334 Series B Warrants at an exercise price of $0.60 each expiring on April 17, 2010.

Note 9. Related Party Transactions

Management fees:  During the three months ended June 30, 2008, the Company paid $442 (2007: $2,290) in management fees to directors and $216,710 for the period from inception (November 6, 1998) to June 30, 2008.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and  interest to its former President, Herdev S. Rayat and its current Secretary, Treasurer, Chief Financial Officer and director, Mr. Harmel S. Rayat. Interest expenses were $29,686 (2007: $7,975) for the year ended March 31, 2008, and $77,285 for the period from inception (November 6, 1998) to March 31, 2008.

Rent: The Company’s principal office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder. The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $2,065 (2007: $1,896) for the three months ended June 30, 2008 and $17,626 for the period from inception (November 6, 1998) to June 30, 2008.

Warrants:  As of June 30, 2008, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ending June 30, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made; and changes in the estimate or different estimates that could have been made could have a material impact on our results of operations or financial condition.

Results of Operation

The Company has yet to establish any history of profitable operations.  The Company has incurred operating losses of $488,887 and $9,226 for the three months ended June 30, 2008 and June 30, 2007, respectively. As a result, at June 30, 2008, the Company has an accumulated deficit of $2,578,509.

Three Months Ended June 30, 2008 and 2007

The Company had no revenues in the three months ended June 30, 2008 and June 30, 2007. Our expenses increased 4,995% to $470,038 in the three months ended June 30, 2008, from $9,226 in the same period in 2007, primarily due to increased investor relations costs and increased general and administrative expenses.

Interest income increased 3,881% to $8,878 in the three months ended June 30, 2008, from $223 during the same period in 2007, reflecting higher than average cash balances maintained during most of the second quarterly period in 2008.

We incurred net losses of $480,010 and $10,991 during the three months ended June 30, 2008 and in the same period in 2007.

Liquidity and Capital Resources

As at June 30, 2008, the Company had a cash balance of $2,137,172. The Company has financed its operations primarily from cash on hand and funds for private placement during the three month period ending June 30, 2008.

Net cash flows used in operating activities was $521,158 for the three month period ending June 30, 2008, compared to net cash provided of $3,262 for the same period in 2007.

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

Related Party Transactions

Management fees:  During the three months ended June 30, 2008, the Company paid $442 (2007: $2,290) in management fees to directors and $216,710 for the period from inception (November 6, 1998) to June 30, 2008.

Accrued management fees: An amount of $162,945 was accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and  interest to its former President, Herdev S. Rayat and its current Secretary, Treasurer, Chief Financial Officer and director Mr. Harmel S. Rayat. Interest expenses were $29,686 (2007: $7,975) for the year ended March 31, 2008, and $77,285 for the period from inception (November 6, 1998) to March 31, 2008.

Rent: The Company’s principal office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. These premises are owned by a private corporation controlled by a Director and majority shareholder.

The Company pays a monthly rent of C$700 effective from April 1, 2006. The Company paid rent to the lessor of $2,065 (2007: $1,896) for the three months ended June 30, 2008 and $17,626 for the period from inception (November 6, 1998) to June 30, 2008.

Warrants:  As of June 30, 2008, 1,560,000 share purchase warrants were held by the majority stockholder of the Company. Each warrant entitles the holder to purchase one share of common stock at $0.05 per share and will expire in October 2008.

Mr. Harmel S. Rayat is also a director and stockholder of each of PhytoMedical Technologies, Inc., Entheos Technologies, Inc., Octillion Corp., MicroChannel Technologies Corporation and HepaLife Technologies, Inc.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Off Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements”, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any,the adoption of this consensus will have on the results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In February 2008, FASB issued FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. The FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 and FSP FAS 157-2 did not have a material effect on the Company's financial position or results of operations. The Company has not applied the provisions of SFAS 157 to its nonfinancial assets and nonfinancial liabilities in accordance with FSP FAS 157-2. The Company will apply the provisions of SFAS 157 to these assets and liabilities beginning January 1, 2009 as required by FSP FAS 157-2.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of FSP No. APB 14-1 on the Company’s consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4.   Controls and Procedures

Disclosure controls and procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2008 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

April 11, 2008:  On January 31, 2008, the Company issued an unsecured promissory note of $100,000 payable to Harmel S. Rayat, which is payable on demand and bears an interest rate of 10.25%. On January 29, 2008, International Energy, Inc. issued a news release to announce the development of a continuous cyclic growth and hydrocarbon extraction process that can be applied to mass cultures of microalgae for the separation of bio-oils from the algal biomass.

April 18, 2008:  On April 17, 2008 International Energy, Inc.  completed a $2,400,000 self directed private placement.

May 16, 2008:  On May 12, 2008, International Energy, Inc. issued a news release to announce the appointment of microbial biologist and algal biofuel expert, Prof. Anastasios Melis, Ph.D., to the Company’s Science Advisory Board.

May 19, 2008:  On May 12, 2008, International Energy, Inc. issued a news release to announce the appointment of microbial biologist and algal biofuel expert, Prof. Anastasios Melis, Ph.D., to the Company’s Science Advisory Board.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly  authorized on this 14th day of August, 2008.

International Energy, Inc.

/s/ Gregory O’Reilly

Gregory O’Reilly

President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature

Title

Date

/s/ Gregory O’Reilly

Director , President,

August 14, 2008

Gregory O’Reilly

Chief Executive Officer

/s/ Harmel S. Rayat

Director, Secretary/Treasurer,

August 14, 2008

Harmel S. Rayat

Chief Financial Officer

Principal Financial Officer

20