Form 10-Q
period 2008-09-30
INTERNATIONAL ENERGY, INC.
filed 2008-11-07
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-52040
____________________

INTERNATIONAL ENERGY, INC. AND
SUBSIDIARIES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0195748 (I.R.S. Employer Identification Number)

1200 G Street, NW, Suite 800, Washington, District of Columbia (Address of principal executive offices)	20005 (Zip Code)

(800) 676-1006
(Registrant's telephone number, including area code)
___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)   Yes ☐   No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of Common Stock par value $0.001, were outstanding on November 1, 2008.

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
FORM 10-Q

For the Quarterly Period Ended September 30, 2008

Item 1.   Financial Statements

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 and March 31, 2008
(Unaudited)

(Expressed in U.S. Dollars)	September 30, 2008	March 31, 2008

ASSETS
Current assets
Cash	$1,524,264	$797,725
Other current assets	3,451	-
Total current assets	1,527,715	797,725

Total assets	$1,527,715	$797,725

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$25,517	$-
Accrued liabilities	31,085	83,750
Accrued management fees - related party (Note 9)	-	162,945
Total current liabilities	56,602	246,695

Total liabilities	$56,602	$246,695

Committments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY

Stockholders' Equity
Preferred stock: $0.01 par value; Authorized: 1,000,000 shares
Issued and outstanding: None	$-	$-
Common stock: $0.001 par value; Authorized: 100,000,000 shares
42,249,166 and 36,932,500 shares issued and outstanding	42,249	36,933
Additional paid-in capital	4,479,688	1,353,596
Common stock issuable	-	1,259,000
Deficit accumulated during the development stage	(3,050,824)	(2,098,499)

Total stockholders' equity	1,471,113	551,030

Total liabilities and stockholders' equity	$1,527,715	$797,725

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2008 and 2007 and from inception (November 6, 1998) to September 30, 2008
(Unaudited)

					From Inception
	Three months ended September 30,		Six months ended September 30,		(November 6, 1998) to September 30,
(Expressed in U.S. Dollars)	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Depreciation	-	40	595	219	6,268
General and administrative	107,202	6,649	179,474	11,863	544,197
Investor relations	177,800	-	541,500	-	768,500
Director, management and consulting fees - related party (note 9)	4,758	-	5,200	2,200	221,468
Rent (Note 9)	8,556	1,978	10,621	3,874	53,813
Research and development	39,899	-	69,734	-	159,239
Salaries and benefits	132,195	-	151,044	-	1,086,047
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Total operating expenses	470,410	8,667	958,168	18,156	2,999,582

Operating Loss	(470,410)	(8,667)	(958,168)	(18,156)	(2,999,582)

Other income (expense)
Interest income	6,703	153	15,581	376	32,524
Interest expense	(194)	(2,011)	(195)	(3,999)	(77,480)
Loss on disposal of fixed assets	(9,800)	-	(9,800)	-	(9,800)
Foreign exchange gain (loss)	1,386	(114)	257	149	3,514
Total other income (expense)	(1,905)	(1,972)	5,843	(3,474)	(51,242)

Net loss available to common stockholders	$(472,315)	$(10,639)	$(952,325)	$(21,630)	$(3,050,824)

Loss per share - basic and diluted	$(0.01)	$(0.00)	(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	42,249,166	36,932,500	41,324,394	36,932,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (November 6, 1998) to September 30, 2008
(unaudited)

	Common Stock		Additional paid-in	Common stock	Deficit accumulated during development	Total stockholders' equity
(Expressed in U.S. Dollars)	Shares	Amount	capital	issuable	stage	(deficit)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per share fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
from inception (November 6, 1998) to September 30, 2008
(unaudited)

	Common Stock		Additional paid-in	Common stock	Deficit accumulated during development	Total stockholders' equity
(Expressed in U.S. Dollars)	Shares	Amount	capital	issuable	stage	(deficit)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercised of warrants, at $0.05 per share, June 9, 2005 & June 30, 2005.	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercised of stock option, at $0.13 per share, October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	1,408	-	-	1,408

Common stock issued upon exercise of warrants at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, six months ended September 30, 2008	-	-	-	-	(952,325)	(952,325)

Balance, September 30, 2008	42,249,166	$42,249	$4,479,688	$-	$(3,050,824)	$1,471,113

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2008 and 2007
and from inception (November 6, 1998) to September 30, 2008
(Unaudited)

			From Inception (November 6,
	Six months ended September 30,		1998) to September 30,
(Expressed in U.S. Dollars)	2008	2007	2008

Cash flows from operating activities
Net Loss	$(952,325)	$(21,630)	$(3,050,824)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	595	219	6,268
Common stock issued for services	-	-	53,050
Stock based compensation expense	1,408	-	841,387
Loss on sale of fixed assets	9,800	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in non-cash working capital items:
Decrease (increase) in other current assets	(3,451)	27	(3,451)
Increase in accounts payable	25,517	456	25,517
Increase (decrease) in accrued liabilities	(52,665)	(150)	31,085
Increase in accrued management fees -related party	-	-	162,945
Increase in accrued interest -related party	-	3,998	-
Net cash used in operating activities	(971,121)	(17,080)	(1,812,223)

Cash flows from investing activities
Purchase of property and equipment	(10,395)	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	(10,395)	-	(128,068)

Cash flows from financing activities
Proceed from issuance of common stock and warrants	1,871,000	-	3,627,500
Repayment of accrued management fees	(162,945)		(162,945)
Proceed from loans from related party	-		510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	1,708,055	-	3,464,555

Increase (decrease) in cash	726,539	(17,080)	1,524,264

Cash, beginning of period	797,725	23,531	-
Cash, end of period	$1,524,264	$6,451	$1,524,264

Supplemental disclosure of cash flow information:
Interest paid in cash	$195	$-	$77,481
Income tax paid in cash	$-	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock and warrants as commission	$60,000	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES
(FORMERLY “e.Deal.net, Inc.”)
(An Exploration/Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008
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

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada.  Until August 31, 2007, the Company focused solely on petroleum and natural gas exploration. From September 2007 and onwards, the Company has shifted its focus to the development of developing technologies for the production of biofuels derived directly from the photosynthesis of green microalgae.

In 2005, the Company ceased its business of providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations and cash flows related to the business were not classified as discontinued operations as the amounts were not significant.

Note 2.  Going Concern Uncertainties

The Company has been an exploration/development stage company and has incurred net operating losses of $3,050,824 since inception (November 6, 1998). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Due to the start-up nature of the Company’s business, the Company expects to incur additional losses as it continues to develop its technology. To date, the Company’s cash flow requirements have been primarily met by debt and equity financings and proceeds received from the exercise of warrants. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of International Energy, Inc. and Subsidiaries, include all adjustments (of a  normal recurring nature) considered necessary to present fairly the consolidated financial position as of September 30, 2008 and March 31, 2008, and the consolidated results of operations for the three and six months ended September 30, 2008 and 2007, and cash flows for the six months ended September 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2008 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on April 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement is did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”.   EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on April 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 160 to have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on April 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS 141R to have a material effect on the consolidated financial statements.

Note 4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2008 and 2007, because their effect would be antidilutive, are stock options and warrants to acquire 17,813,334 and 14,830,000 shares of common stock with weighted-average exercise prices of $0.18 and $0.09 per share.

Following is the computation of basic and diluted loss per share for the three and six months ended September 30, 2008 and 2007:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007

Numerator - net loss available to common stockholders	$(472,315)	$(10,639)	$(952,325)	$21,630

Denominator - weighted average number of common shares outstanding	42,249,166	36,932,500	41,324,394	36,932,500

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$0.00

Note 5. UOC Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research. The Company has agreed to pay a total of $238,680 to UOC for the support of research, payable on a quarterly basis.

As of September 30, 2008, the Company has paid a total of $119,340 and accrued an additional $29,835 related to the UOC Research Agreement.  In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $10,064 during the three months ended September 30, 2008 for other out-of-pocket costs that are included in research and development expense.

Note 6. Common Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit. Each Unit consisted of one share (collectively “Unit Shares”) of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance. In connection with the Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors.

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units do not have any registration rights but otherwise have the same terms and conditions as the Units.

The fair value of the warrants as calculated using the Black-Scholes model was $5,330,000. The proceeds from the 2008 Private Placement allocated to the warrants was $1,066,000.
Note 7. Stock Options

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the “2002 Plan”), which has 20,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on August 24, 2005.  The 2002 Plan provides shares available for options granted to employees, directors and others. The options granted to employees under the Company’s 2002 Plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information follows:

	Number of options	Weighted average exercise price	Remaining contractual terms	Aggregate intrinsic value

Outstanding at March 31, 2007	7,950,000	$0.13
Granted	-
Outstanding at March 31, 2008	7,950,000	0.13
Granted	100,000	0.83
Outstanding at September 30, 2008	8,050,000	0.14	6.74 years	$3,736,500

Exercisable at September 30, 2008	7,950,000	$0.13	6.70 years	$3,736,500

Available for grant at September 30, 2008	11,900,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of the period end and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock.

At September 30, 2008, the Company had unvested stock options to purchase 100,000 shares of the Company’s common stock at a fair value per share of $0.74.

During the three and six months ended September 30, 2008, stock-based compensation expense of $1,408 and $nil was recognized for options previously granted and vesting over time. During the three and six months ended September 30, 2007, stock-based compensation expense of $nil was recognized for options previously granted.  As of September 30, 2008, the Company had $72,592 of total unrecognized compensation expense related to unvested stock options.

The options outstanding and exercisable as of September 30, 2008 can be summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$0.13	7,950,000	$0.13	6.70	7,950,000	$0.13	6.70
0.83	100,000	0.83	9.95	-	-	-
$0.13 - $0.83	8,050,000	$0.14	6.74	7,950,000	$0.13	6.70

Stock Option Grants

On September 12, 2008, the Company granted stock options to purchase a total of 100,000 shares of common stock to two of the Company’s Board of Directors as compensation for services to be rendered as a director.  Each of the two 50,000 stock options (total 100,000 stock options) have an exercise price of $0.83, the closing price of the Company’s common stock on September 12, 2008.  Each option vests in five equal annual installments of 10,000 options commencing on September 12, 2009, and annually thereafter. Under the terms of the stock option agreements, the agreements will terminate and there will be no further vesting of options effective as of the date that the board member ceases to be a director of the Company.  The fair value of each stock option was $37,000 at the time of grant, for a total of $74,000.  The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:  expected volatility of 123%, risk-free interest rate of 3.32%, expected life of 6.5 years, and a 0% dividend yield.  The Company recognized $1,408 as management fees during the three months ended September 30, 2008 related to these stock option grants.

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

A summary of the Company’s warrant-related activity for the three months ended September 30, 2008 and the year ended March 31, 2008 follows:

	Number of Warrants outstanding	Weighted average exercise price

Balance, March 31, 2007 and 2008	6,880,000	$0.05
Issued	4,100,000	0.60
Exercised	(1,216,666)	0.60
Balance, September 30, 2008	9,763,334	0.21

On October 16, 2007, the Company renewed the expiry date of the Series A Warrants for another year. Each Series A Warrant expires on October 17, 2008.  No additional expense was recognized in connection with the extension of the expiry date as the effect was insignificant.

The fair value of the 4,100,000 Series B Warrants issued on April 17, 2008 in connection with the 2008 Private Placement were estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected life	2.0 years
Expected volatility	107.9%
Dividend per share	$0.00

The fair value of the Series B warrants was $5,330,000 and the allocated value was $1,066,000.

At September 30, 2008, there were 6,880,000 Series A Warrants with an exercise price of $0.05 each expiring on October 17, 2008 and 2,883,334 Series B Warrants with an exercise price of $0.60 each expiring on April 17, 2010.

Note 9. Related Party Transactions

Director and management fees:  During the three and six months ended September 30, 2008, the Company incurred $4,758 and $5,200 in director and management fees.  Included in these amounts is $1,408 for stock compensation expense related to stock options granted to two directors during the three months ended September 30, 2008 (see Note 7).  During the three and six months ended September 30, 2007, the Company incurred $nil and $2,200 in director and management fees and $221,468 for the period from inception (November 6, 1998) to September 30, 2008.

Accrued management fees: During the three months ended September 30, 2008, the Company repaid $162,945 accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and interest to its former President, Herdev S. Rayat and its former Secretary, Treasurer, Chief Financial Officer and director, Mr. Harmel S. Rayat. Interest expense was $2,011 and $3,999 for the three and six months ended September 30, 2007 and $72,261 for the period from inception (November 6, 1998) to the repayment date of March 31, 2008.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a former Director and majority stockholder. Rent expense for this administrative office for the three and six months ended September 30, 2008 was $1,706 and $3,771.  Rent expense for this administrative office for the three and six months ended September 30, 2007 was $1,978 and $3,874 and $19,332 for the period from inception (November 6, 1998) to September 30, 2008.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating all of its employees.

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

Note 12. Subsequent Events

On October 15. 2008, pursuant to an Employment Agreement, the Company granted a stock option to the Company's Chief Executive Officer and President to purchase 750,000 shares of common stock which vest as follows: 225,000 in three equal annual installments of 75,000 options each commencing on January 1, 2010, and annually thereafter; 275,000 vest and become exercisable in the event that the Company, or any subsidiary thereof, with the prior approval of the Board of Directors: successfully executes any partnership agreement or joint-venture agreement of any technology under current or future development; or successfully completes the sale any subsidiary; or any technology under current or future development; and 250,000 vest and become exercisable upon: commencing commercial sales of products derived from any technology under current or future development: or successfully achieving commercial gross annual sales exceeding $10,000,000 of those products and/or services which are not derived from technologies under current or future research and development by the Company; or successfully completing the sale of International Energy. Inc. to a third party, subject to shareholder and Board of Directors approval.

On October 10, 2008, the Company granted a stock option to a non-employee director to purchase 50,000 shares of common stock at an exercise price of $0.40 per share. The stock option will vest in five equal annual installments of 10,000 options each commencing on October 10, 2009, and annually thereafter.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three and six months ending September 30, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes", "plans", "intend", "scheduled", "potential", "continue", "estimates", "hopes", "goal", "objective", expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company.

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

International Energy Corp., a wholly owned subsidiary of International Energy, Inc., through a research agreement with The Regents of the University of California (“UOC”) is developing leading edge technologies for the production of biofuels derived directly from the photosynthesis of green microalgae, which can accumulate up to 30% of their biomass in the form of valuable biofuels.  The Company seeks to develop biofuels from the conversion of water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae.

General and Administrative Expense

The Company’s general and administrative expense consists primarily of professional fees, including legal costs and accounting fees, travel and entertainment and administrative costs.

Research and Development Costs

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its research agreements with UOC. The agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period. The Company does not track research and development expenses by project.  In addition, costs for third party laboratory work might occur.

UOC Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research.  There is no assurance that the Company will be able to successfully negotiate any licenses or patents related to technologies under development through its UOC Research Agreement.  The Company has agreed to pay a total of $238,680 to UOC for the support of research, payable on a quarterly basis.

As of September 30, 2008, the Company has paid a total of $119,340 and accrued an additional $29,835 related to the UOC Research Agreement.  In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $10,064 during the three months ended September 30, 2008 for other out-of-pocket costs that are included in research and development expense.

Results of Operations

The Company has yet to establish any history of profitable operations.  The Company has incurred net losses of $472,315 and $10,639 for the three months ended September 30, 2008 and 2007 and $952,325 and $21,630 for the six months ended September 30, 2008 and 2007. As a result, at September 30, 2008, the Company has an accumulated deficit of $3,050,824.

The Company expects that its future revenues will not be sufficient to sustain its operations for the foreseeable future. The Company’s profitability will require the successful completion of its research and development program, and the subsequent commercialization of the results or of products derived from such research and development efforts.  No assurances can be given when this will occur or that the Company will ever be profitable.

Three and Six Months Ended September 30, 2008 and 2007

The Company had no revenues during the three and six months ended September 30, 2008 and 2007.

Operating expenses were $470,410 during the three months ended September 30, 2008, an increase of $461,713 from $8,667 during the same period in 2007.  The increase was substantially due to increases in investor relations costs of $177,800, salaries and benefits of $132,195 and research and development of $39,899 in addition to an increase in general and administrative expense of $100,553 primarily as a result of increases in professional fees and travel and entertainment costs.  Investor relations costs represents fees paid to a firm to promote the Company's technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings. Effective June 1, 2008, the Company needed additional back-office support. As a result, the Company began paying salaries to administrative support employees in the Vancouver, Canada office. The increase in research and development expense is entirely due to the payments made pursuant to the UOC Research Agreement. The increase in administrative expenses is due to the Company increasing its back-office support functions.

Operating expenses were $958,168 during the six months ended September 30, 2008, an increase of $940,012 from $18,156 during the same period in 2007.  The increase was substantially due to increases in investor relations costs of $541,500, salaries and benefits of $151,044 and research and development of $69,734 in addition to an increase in general and administrative expense of $167,611 primarily as a result of increases in professional fees and travel and entertainment costs.

Interest income was $6,703 and $153 for the three months ended September 30, 2008 and 2007.  Interest income was $15,581 for the six months ended September 30, 2008, an increase of $15,205 from $376 during the same period in 2007.  This increase reflects the higher average cash balance maintained during the six months ended September 30, 2008 compared to 2007 as a result of the 2008 Private Placement completed by the Company in April 2008, raising net proceeds of $2,400,000.

The Company recorded a loss on disposal of fixed assets of $9,800 during the three months ended September 30, 2008 as a result of the removal of  the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which, effective August 31, 2008, was closed.

The Company incurred net losses of $472,315 and $10,639 during the three months ended September 30, 2008 and 2007 and $952,325 and $21,630 during the six months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $3,050,824 through September 30, 2008.  Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it continues development of its technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank, which the Company anticipates will be sufficient to fund its operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in the Company’s research and development project, to recruit and train qualified management personnel and the Company's ability to compete against other, better capitalized corporations in similar businesses.

At September 30, 2008, the Company had a cash balance of $1,524,264. The Company has financed its operations primarily from funds received pursuant to a private placement completed by the Company in April 2008, raising net proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $971,121 for the six months ended September 30, 2008, compared to net cash used of $17,080 for the same period in 2007.  The increase in cash used was substantially due to increases in investor relations costs of $541,500, salaries and benefits of $151,044 and research and development of $69,734 in addition to an increase in general and administrative expense of $167,611 primarily as a result of increases in professional fees and travel and entertainment costs.

Net cash used in investing activities was $10,395 for the six months ended September 30, 2008, compared to $nil during the same period in 2007.  During the six months ended September 30, 2008, the Company purchased $10,395 of equipment all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $1,708,055 for the six months ended September 30, 2008 compared to $nil for the same period in 2007.  During the six months ended September 30, 2008, the Company received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants.  These increases in cash provided by financing activities were offset by the repayment of $162,945 for management services provided by two directors in previous years.

Related Party Transactions

Director and management fees:  During the three and six months ended September 30, 2008, the Company incurred $4,758 and $5,200 in director and management fees.  Included in these amounts is $1,408 for stock compensation expense related to stock options granted to two directors during the three months ended September 30, 2008 (see Note 7).  During the three and six months ended September 30, 2007, the Company incurred $nil and $2,200 in director and management fees and $221,468 for the period from inception (November 6, 1998) to September 30, 2008.

Accrued management fees: During the three months ended September 30, 2008, the Company repaid $162,945 accrued for management services provided by two directors in previous years.

Short term notes, related party:  On March 31, 2008, the Company repaid all the short term notes and interest to its former President, Herdev S. Rayat and its former Secretary, Treasurer, Chief Financial Officer and director, Mr. Harmel S. Rayat. Interest expense was $2,011 and $3,999 for the three and six months ended September 30, 2007 and $72,261 for the period from inception (November 6, 1998) to the repayment date of March 31, 2008.

Rent: Until August 31, 2008, the Company’s administrative office was located at 1628 West 1st Avenue, Suite 216, Vancouver, British Columbia, Canada, V6J 1G1. This premise is owned by a private corporation controlled by a former Director and majority stockholder. Rent expense for this administrative office for the three and six months ended September 30, 2008 was $1,706 and $3,771.  Rent expense for this administrative office for the three and six months ended September 30, 2007 was $1,978 and $3,874 and $19,332 for the period from inception (November 6, 1998) to September 30, 2008.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company does not have any contractual obligations other than the UOC Research Agreement as discussed above.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Standards

See Note 3 to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

International Energy, Inc.
(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons  on  behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bell	Chief Executive Officer,
Charles Bell	President, Director	November 6, 2008

/s/ Frank Fabio	Chief Financial Officer,
Frank Fabio	Secretary, Treasurer	November 6, 2008