Form 10-Q
period 2008-12-31
INTERNATIONAL ENERGY, INC.
filed 2009-02-13
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-52040
____________________

INTERNATIONAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0195748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 G Street, NW, Suite 800 Washington, District of Columbia	20005 (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of Common Stock, par value $0.001, were outstanding on February 1, 2009.

INTERNATIONAL ENERGY, INC.
FORM 10-Q

For the Quarterly Period Ended December 31, 2008

Item 1.   Financial Statements

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND MARCH 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2008	2008

ASSETS
Current assets
Cash and cash equivalents	$1,407,476	$797,725
Other current assets	3,023	-
Total current assets	1,410,499	797,725

Total assets	$1,410,499	$797,725

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities
Accounts payable	$36,784	$-
Accrued liabilities	37,335	83,750
Accrued management fees - related party (Note 9)	-	162,945
Total current liabilities	74,119	246,695

Total liabilities	74,119	246,695

Commitments and Contingencies (Note 5)

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 and 36,932,500 shares issued and outstanding	42,249	36,933
Additional paid-in capital	4,489,164	1,353,596
Common stock issuable	-	1,259,000
Deficit accumulated during the development stage	(3,195,033)	(2,098,499)

Total stockholders' equity	1,336,380	551,030

Total liabilities and stockholders' equity	$1,410,499	$797,725

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		From Inception (November 6, 1998) to December 31,
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Investor relations	5,700	227,000	547,200	227,000	774,200
Director fees - related party	15,726	2,500	20,926	4,700	237,194
Research and development	35,480	29,835	105,214	29,835	194,719
Professional fees	39,718	5,142	107,142	14,719	204,428
Salaries and benefits	27,940	-	178,984	-	1,113,987
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Other operating expenses	21,833	5,799	145,099	12,178	461,401
Total operating expenses	146,397	270,276	1,104,565	288,432	3,145,979

Operating loss	(146,397)	(270,276)	(1,104,565)	(288,432)	(3,145,979)

Other income (expense)
Interest income	2,188	1,961	17,769	2,337	34,712
Interest expense	-	(8,813)	(195)	(12,812)	(77,480)
Loss on disposal of fixed assets	-	-	(9,800)	-	(9,800)
Foreign exchange gain (loss)	-	(80)	257	69	3,514
Total other income (expense)	2,188	(6,932)	8,031	(10,406)	(49,054)

Net loss	$(144,209)	$(277,208)	$(1,096,534)	$(298,838)	$(3,195,033)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	42,249,166	36,932,500	41,633,772	36,932,500

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(unaudited)

	Common Stock		Additional	Common Stock	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per share fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998) to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(unaudited)

	Common Stock		Additional	Common Stock	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of warrants, at $0.05 per share, June 9, 2005& June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of stock option, at $0.13 per share, October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008, net	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	10,884	-	-	10,884

Common stock issued upon exercise of warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, nine months ended December 31, 2008	-	-	-	-	(1,096,534)	(1,096,534)

Balance, December 31, 2008	42,249,166	$42,249	$4,489,164	$-	$(3,195,033)	$1,336,380

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended December 31,		From Inception (November 6, 1998) to December 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(1,096,534)	$(298,838)	$(3,195,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	595	219	6,268
Common stock issued for services	-	-	53,050
Stock based compensation expense	10,884	-	850,863
Loss on disposal of fixed assets	9,800	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Decrease (increase) in other current assets	(3,023)	27	(3,023)
Increase (decrease) in accounts payable	36,784	(169)	36,784
Increase (decrease) in accrued liabilities	(46,415)	850	37,335
Decrease in accrued management fees -related party	(162,945)	-	-
Increase in accrued interest -related party	-	12,812	-
Net cash used in operating activities	(1,250,854)	(285,099)	(2,091,956)

Cash flows from investing activities
Purchase of property and equipment	(10,395)	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	(10,395)	-	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	1,871,000	-	3,627,500
Proceeds from loans from related party	-	300,000	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	1,871,000	300,000	3,627,500

Increase in cash and cash equivalents	609,751	14,901	1,407,476

Cash and cash equivalents at beginning of period	797,725	23,531	-

Cash and cash equivalents at end of period	$1,407,476	$38,432	$1,407,476

Supplemental disclosure of cash flow information:
Interest paid in cash	$195	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants as commission	$60,000	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly “e.Deal.net, Inc.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008
(Expressed in U.S. dollars)
(Unaudited)

Note 1.  Organization and Nature of Operations

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.,” with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01. On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc. from e.Deal.net, Inc.

On June 9, 2005, the Company incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada.  Until August 31, 2007, the Company focused solely on petroleum and natural gas exploration. From September 2007 and onwards, the Company has shifted its focus to the development of technologies for the production of biofuels derived directly from the photosynthesis of green microalgae.

In 2005, the Company ceased its business of providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations and cash flows related to the business were not classified as discontinued operations as the amounts were not significant.

Note 2.  Going Concern Uncertainties

The Company has been an exploration/development stage company and has an accumulated deficit of $3,195,033 as of December 31, 2008, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of International Energy, Inc, include all adjustments (of a  normal recurring nature) considered necessary to present fairly the consolidated financial position of the Company as of December 31, 2008 and March 31, 2008, and the consolidated results of operations for the three and nine months ended December 31, 2008 and 2007, and cash flows for the nine months ended December 31, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2008 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP 157-1 and FSP  157-2 on April 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 157 to have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.  The adoption of FSP 157-3 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115” (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.”   FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” (EITF 07-3) which is effective for new contracts entered into for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company adopted EITF 07-3 on April 1, 2008, the beginning of its fiscal year 2009.  The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on April 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS No. 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on April 1, 2009, the beginning of its fiscal year 2010.  The Company does not expect the application of SFAS 141R to have a material effect on its consolidated financial statements.

Note 4. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.  As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2008 and 2007, because their effect would be antidilutive, are stock options and warrants to acquire 10,983,334 and 14,830,000 shares of common stock with weighted-average exercise prices of $0.26 and $0.09 per share.

Following is the computation of basic and diluted net loss per share for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Numerator - net loss	$(144,209)	$(277,208)	$(1,096,534)	$(298,838)

Denominator - weighted average number of common shares outstanding	42,249,166	36,932,500	41,633,772	36,932,500

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Note 5. UOC Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research. The Company has agreed to pay a total of $238,680 to UOC for the support of research, payable in equal installments of $29,835 each on a quarterly basis.

As of December 31, 2008, the Company has paid a total of $149,175 and accrued an additional $29,835 related to the UOC Research Agreement.  In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $645 and $10,709 during the three and nine months ended December 31, 2008 for other out-of-pocket costs that are included in research and development expense.

Note 6. Capital Stock

Preferred Stock

At December 31, 2008, there were 1,000,000 shares of preferred stock having a par value of $0.01 per share authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

Common Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit.  Each Unit consisted of one share (collectively “Unit Shares”) of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance.  In connection with the Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors.  On December 31, 2008, in response to a comment letter received from the Securities and Exchange Commission (the “SEC”) dated July 17, 2008, the Company filed a Form S-1/A Pre-Effective Registration Statement (the “Registration Statement”) with the SEC to register the Unit Shares and additional shares held by certain selling stockholders in private transactions.  As of the date of this report, this Registration Statement was not effective.

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units do not have any registration rights but otherwise have the same terms and conditions as the Units.

The fair value of the warrants as calculated using the Black-Scholes model was $5,330,000.  The proceeds from the 2008 Private Placement allocated to the warrants were $1,066,000.

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

On October 15, 2008, pursuant to an Employment Agreement between the Company and the Company’s Chief Executive Officer and President (the “CEO”), the Company agreed to grant a stock option to the CEO within 60 days of the Employment Agreement to purchase 750,000 shares of common stock.  As of December 31, 2008, the Company had not granted or executed the stock option agreement and accordingly did not record any stock compensation expense related to this future stock option grant.  When granted, the stock option to purchase 750,000 shares of the Company’s common stock will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  The stock option will vest as follows: 225,000 in three equal annual installments of 75,000 options each commencing on January 1, 2010, and annually thereafter; 275,000 vest and become exercisable in the event that the Company, or any subsidiary thereof, with the prior approval of the Board of Directors: successfully executes any partnership agreement or joint-venture agreement of any technology under current or future development; or successfully completes the sale of any subsidiary or any technology under current or future development; and 250,000 vest and become exercisable upon: commencing commercial sales of products derived from any technology under current or future development; or successfully achieving commercial gross annual sales exceeding $10,000,000 of those products and/or services which are not derived from technologies under current or future research and development by the Company; or successfully completing the sale of International Energy, Inc. to a third party, subject to shareholder and Board of Directors approval.

On October 15, 2008, the Company granted a stock option to one of its directors permitting the purchase of, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on October 15, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between its director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.36 each, for a total of $18,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected volatility of 128%, risk-free interest rate of 3.40%, expected life of 6.5 years, and a 0% dividend yield.

On September 12, 2008, the Company granted stock options to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share.  Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.74 each, for a total of $74,000, using the Black-Scholes option pricing model with the following weighted average assumptions:  expected volatility of 123%, risk-free interest rate of 3.32%, expected lives of 6.5 years, and a 0% dividend yield.

A summary of the Company’s stock option activity for the nine month period ended December 31, 2008 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2008	7,950,000	$0.13
Granted	150,000	0.69
Outstanding at December 31, 2008	8,100,000	$0.14	6.50 years	$318,000

Exercisable at December 31, 2008	7,950,000	$0.13	6.44 years	$318,000

Available for grant at December 31, 2008	11,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The intrinsic value changes based on the fair market value of the Company’s common stock.

There were no stock options exercised during the three months ended December 31, 2008.  The weighted average fair value of stock options granted during the three months ended December 31, 2008 was $0.36 per share.

At December 31, 2008, the Company had unvested stock options to purchase 150,000 shares of the Company’s common stock at a weighted average fair value of $0.61 per share.

During the three and nine months ended December 31, 2008, stock-based compensation expense of $9,476 and $10,884 was recognized for options previously granted and vesting over time. No stock-based compensation expense was recognized during the three and nine months ended December 31, 2007.  As of December 31, 2008, the Company had $81,116 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of five years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$ 0.13	7,950,000	$0.13	6.44	7,950,000	$0.13	6.44
0.40	50,000	0.40	9.79	-	-	-
0.83	100,000	0.83	9.70	-	-	-
$ 0.13 - $ 0.83	8,100,000	$0.14	6.50	7,950,000	$0.13	6.44

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

On April 17, 2008, the Company completed the 2008 Private Placement (see Note 6 Capital Stock).  Pursuant to the 2008 Private Placement and payment of a commission to a broker dealer, the Company issued 4,100,000 Series B Warrants, each to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance.

The fair value of the 4,100,000 Series B Warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected life	2.0 years
Expected volatility	107.9%
Dividend per share	$0.00

The fair value of the Series B Warrants was $5,330,000 and the allocated value was $1,066,000.

A summary of the Company’s warrant activity for the nine months ended December 31, 2008 and related information follows:

	Number of Warrants Outstanding	Weighted Average Exercise Price

Outstanding at March 31, 2008	6,880,000	$0.05
Issued	4,100,000	0.60
Expired	(6,880,000)	0.05
Exercised	(1,216,666)	0.60
Outstanding at December 31, 2008	2,883,334	$0.60

All warrants outstanding at December 31, 2008 were fully vested Series B Warrants with an exercise price of $0.60 per share, expiring on April 17, 2010.

Note 9. Related Party Transactions

Salaries and benefits

During the three and nine months ended December 31, 2008 the Company incurred $5,823 and $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.  During the three and nine months ended December 31, 2008, the Company incurred $25,482 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock.  As of December 31, 2008, the Company had not granted or executed the stock option agreement and as such did not record any stock compensation expense related to this stock option.  When granted, the stock option to purchase 750,000 shares of the Company’s common stock will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  See Note 7 Stock Options for the vesting provisions of this stock option.

Director fees

During the three and nine months ended December 31, 2008, the Company incurred $15,726 and $20,926 in non-employee director fees.  Included in these amounts is $9,476 and $10,884 of stock-based compensation expense for the three and nine months ended December 31, 2008 for options previously granted and vesting over time (see Note 7 Stock Options).

Accrued management fees

During the nine months ended December 31, 2008, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

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

Note 12.  Subsequent Events

On January 9, 2009, Mr. Frank Fabio resigned from the positions of Chief Financial Officer and Secretary of the Company.

On January 9, 2009, Mr. Charles Bell, the Company’s President, Chief Executive Officer, and a Director of the Company was appointed to the positions of Chief Financial Officer and Secretary of the Company to fill the vacancy created by the resignation of Mr. Fabio.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended December 31, 2008, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.,” with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01.  On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.

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

Because the Company is a smaller reporting company certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

UOC Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract is for a period of two years until September 16, 2009. The Company can negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company has the right to apply for a patent on any invention made through the research.  There is no assurance that the Company will be able to successfully negotiate any licenses or patents related to technologies under development through its UOC Research Agreement.  The Company has agreed to pay a total of $238,680 to UOC for the support of research, payable in equal installments of $29,835 each on a quarterly basis.

As of December 31, 2008, the Company has paid a total of $149,175 and accrued an additional $29,835 related to the UOC Research Agreement.  In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $645 and $10,709 during the three and nine months ended December 31, 2008 for other out-of-pocket costs that are included in research and development expense.

Results of Operations

A summary of the Company’s operating expense for the three and nine months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2008	2007	Change	2008	2007	Change

Operating expenses
Investor relations	$5,700	$227,000	(97)%	$547,200	$227,000	141%
Director fees - related party	15,726	2,500	529	20,926	4,700	345
Research and development	35,480	29,835	19	105,214	29,835	253
Professional fees	39,718	5,142	672	107,142	14,719	628
Salaries and benefits	27,940	-	*	178,984	-	*
Website fees - related party	-	-	*	-	-	*
Write off of oil, gas and mineral leases	-	-	*	-	-	*
Other operating expenses	21,833	5,799	276	145,099	12,178	1,091
Total operating expenses	$146,397	$270,276	(46)%	$1,104,565	$288,432	283%

* Not meaningful

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

The decrease in investor relations during the three months ended December 31, 2008 compared to the same period in 2007 is due to the Company focusing on fund raising efforts during the three months ended December 31, 2007 compared to the three months ended December 31, 2008, which required increased analyst coverage, company branding, and information distribution.

The Company incurred $320,200 more in investor relations during the nine months ended December 31, 2008 compared to the same period in 2007 because the Company had just retained the services of an investor relations firm in November 2007 which resulted in the completion of raising proceeds of $2,400,000 under the terms of the 2008 Private Offering, which closed in April 2008.

Director fees – related party

Non-employee directors receive $2,500 per quarter for their services as directors.

The increase in director fees during the three and nine months ended December 31, 2008 compared to the same periods in the prior year is due to the Company appointing three new directors during the nine months ended December 31, 2008.  The Company granted stock options to each of these directors (see terms below).  As a result, included in director fees for the three and nine months ended December 31, 2008 is $9,476 and $10,884 of stock-based compensation expense related to these options that vest over time.

On October 15, 2008, the Company granted a stock option to one of its directors permitting the purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on October 15, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between its director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the 50,000 stock options granted was estimated at $0.36 each, for a total of $18,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected volatility of 128%, risk-free interest rate of 3.40%, expected life of 6.5 years, and a 0% dividend yield.

On September 12, 2008, the Company granted stock options to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share.  Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between each director and the Company.  Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company.  Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.  The fair value of the aggregate 100,000 stock options granted was estimated at $0.74 each, for a total of $74,000, using the Black-Scholes option pricing model with the following weighted average assumptions:  expected volatility of 123%, risk-free interest rate of 3.32%, expected lives of 6.5 years, and a 0% dividend yield.

Research and development

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its research agreement with UOC. The agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

Research and development expense is comprised entirely of payments made pursuant to the UOC Research Agreement. In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $645 and $10,709 during the three and nine months ended December 31, 2008 for other out-of-pocket costs that are included in research and development expense.

Professional fees

Professional fees substantially consist of accounting, audit, and legal fees.

Professional fees increased $34,576 during the three months ended December 31, 2008 compared to the same period in 2007 substantially due to an increase in legal fees incurred as a result of the Company filing a Form S-1/A on December 31, 2008.

Professional fees increased $92,423 during the nine months ended December 31, 2008 compared to the same period in 2007 substantially due to increases in legal fees of approximately $70,000 and accounting and audit fees of $21,000.  The increase in legal fees is the result of the Company filing a Form S-1/A on December 31, 2008 as well as an increase in the utilization of legal counsel for preparation and review of required filings with the Securities and Exchange Commission.  The increase in accounting and audit fees is primarily the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $12,000.  Audit fees increased by approximately $9,000 during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

Salaries and benefits

Effective June 1, 2008, the Company needed additional back-office support.  As a result, the Company began paying salaries to administrative support employees in the Vancouver, Canada office.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office.    During the three and nine months ended December 31, 2008, the Company incurred none and approximately $126,000 in salary expense related to the administrative support employees in the Vancouver, Canada office.

During the three and nine months ended December 31, 2008 the Company incurred $5,823 and $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.  During the three and nine months ended December 31, 2008, the Company incurred $25,482 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock.  As of December 31, 2008, the Company had not granted or executed the stock option agreement and as such did not record any stock compensation expense related to this stock option.  When granted, the stock option to purchase 750,000 shares of the Company’s common stock will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  See Note 7 Stock Options to the consolidated financial statements for the vesting provisions of this stock option.

Other operating expenses

Other operating expenses includes travel and entertainment, rent, utilities, office supplies, information technology related fees and other administrative costs.

Other operating expenses increased $16,034 during the three months ended December 31, 2008 compared to the same period in 2007 substantially due to an increase in travel and entertainment related expense of approximately $16,000 as a result of the Company transitioning its accounting and administrative functions from Vancouver, Canada to the United States.

Other operating expenses increased $132,921 during the nine months ended December 31, 2008 compared to the same period in 2007 substantially due to an increase in travel and entertainment related expense of approximately $102,000.  Travel and entertainment expense incurred during the nine months ended December 31, 2008 consisted of costs incurred as a result of the Company transitioning its accounting and administrative functions from Vancouver, Canada to the United States as well as travel related activities incurred by the Vancouver, Canada back-office support staff from June 1, 2008 to August 31, 2008, at which time the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office.

Other income (expense)

A summary of the Company’s other income (expense) for the three and nine months ended December 31, 2008 and 2007 was as follows:

	Three Months Ended				Nine Months Ended
	December 31,		Percentage		December 31,		Percentage
	2008	2007	Change		2008	2007	Change

Other income (expense)
Interest income	$2,188	$1,961	12%		$17,769	$2,337	660%
Interest expense	-	(8,813)	*		(195)	(12,812)	(98)
Loss on disposal of fixed assets	-	-	*		(9,800)	-	*
Foreign exchange gain (loss)	-	(80)	*		257	69	272
Total other income (expense)	$2,188	$(6,932)	*	%	$8,031	$(10,406)	* %

* Not meaningful

Interest income

Interest income increased $15,432 during the nine months ended December 31, 2008 compared to the same period in 2007 as a result of the higher average cash balance maintained during the nine months ended December 31, 2008 compared to 2007 as a result of the 2008 Private Placement completed by the Company in April 2008, raising net proceeds of $2,400,000.

Interest expense

Interest expense during the three and nine months ended December 31, 2007 consists entirely of interest on interest bearing short term notes to its former President Herdev S. Rayat.  On March 31, 2008, the Company repaid all outstanding notes to Mr. Rayat.

Loss on disposal of fixed assets

The Company recorded a loss on disposal of fixed assets of $9,800 during the three months ended September 30, 2008 as a result of the removal of the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which was closed, effective August 31, 2008.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $3,195,033 through December 31, 2008.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank, which the Company anticipates will be sufficient to fund its operations for the next twelve months.  The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in the Company’s research and development project; to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

At December 31, 2008, the Company had a cash and cash equivalents balance of $1,410,499. The Company has financed its operations primarily from funds received pursuant to a private placement completed by the Company in April 2008, raising net proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $1,087,909 for the nine months ended December 31, 2008, compared to net cash used of $285,099 for the same period in 2007.  The increase in cash used was substantially due to increases in investor relations costs of $320,200, salaries and benefits of $178,984, and research and development of $75,379 in addition to an increase in other operating expense of $132,921 substantially due to an increase in travel and entertainment related expense.

Net cash used in investing activities was $10,395 for the nine months ended December 31, 2008, compared to $0 during the same period in 2007.  During the nine months ended December 31, 2008, the Company purchased $10,395 of equipment all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $1,708,055 for the nine months ended December 31, 2008 compared to $300,000 for the same period in 2007.  During the nine months ended December 31, 2008, the Company received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants.  These increases in cash provided by financing activities were offset by the repayment of $162,945 for management services provided by two directors in previous years.

2008 Private Placement

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

Related Party Transactions

Salaries and benefits

During the three and nine months ended December 31, 2008 the Company incurred $5,823 and $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.  During the three and nine months ended December 31, 2008, the Company incurred $25,482 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock.  As of December 31, 2008, the Company had not granted or executed the stock option agreement and as such did not record any stock compensation expense related to this stock option.  When granted the stock option to purchase 750,000 shares of the Company’s common stock will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.  See Note 7 Stock Options for the vesting provisions of this stock option.

Director fees

During the three and nine months ended December 31, 2008, the Company incurred $15,726 and $20,926 in non-employee director fees.  Included in these amounts is $9,476 and $10,884 of stock-based compensation expense for the three and nine months ended December 31, 2008 for options previously granted and vesting over time (see Note 7 Stock Options).

Accrued management fees

During the nine months ended December 31, 2008, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company’s contractual obligations consist of payments under its corporate office operating lease and the UOC Research Agreement as discussed above.  The Company has future minimum lease payments of $7,700 and $89,505 pursuant to the UOC Research Agreement.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3. “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

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

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Signature	Title	Date

/s/ Charles Bell	President, Chief Executive Officer,
Charles Bell	Chief Financial Officer, Director	February 12, 2009