Form 10-K/A
period 2006-03-31
INTERNATIONAL ENERGY, INC.
filed 2009-06-12
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment No.1)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________
Commission File Number: 333-52040

INTERNATIONAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0195748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1200 G Street, NW, Suite 800	20005
Washington, District of Columbia	(Zip Code)
(Address of principal executive offices)

(800) 676-1006
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 20, 2006: $ 4,678,100.

Number of shares of Common Stock, $0.001 par value, outstanding as of June 20, 2006: 36,932,500

Documents incorporated by reference: None.

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to its Annual Report as originally filed on Form 10-KSB for the year ended March 31, 2006, as filed with the Securities and Exchange Commission on June 20, 2006 (the “Original Form 10KSB”) in order to add the consent of our auditors to the Index to Exhibits and to file the consent as part of this Amendment No. 1. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the Original Form 10-KSB and our other filings with the Securities and Exchange Commission.

     This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-KSB and does not update or modify in any way those disclosures affected by subsequent events. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, are filed as exhibits to this Amendment.

     Except as described above, we have not modified or updated any of the other disclosures or information presented in the Original Form 10-KSB.

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC. ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

		Page
PART III
Item 13.	Exhibits	4

Signatures		5

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following exhibits are filed as part of this Amendment No. 1, on Form 10K/A, to the Original 10KSB:

23.1	Consent of Peterson Sullivan LLP dated June 9, 2009

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1, on Form 10K/A, to its report on Form 10-KSB filed for the fiscal year ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

International Energy, Inc.
(Registrant)

June 9, 2009	By: /s/ Charles Bell
President, Chief Executive Officer,
Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Charles Bell	President, Chief Executive Officer,	June 9, 2009
Charles Bell	Chief Financial Officer, Director

/s/ Jatinder S. Bhogal	Director	June 9, 2009
Jatinder S. Bhogal

/s/ Derek J. Cooper	Director	June 9, 2009
Derek J. Cooper