Form 10-K/A
period 2007-03-31
INTERNATIONAL ENERGY, INC.
filed 2009-06-12
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________
Commission File Number: 333-52040

INTERNATIONAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0195748 (I.R.S. Employer Identification Number)

1200 G Street, NW, Suite 800 Washington, District of Columbia (Address of principal executive offices)	20005 (Zip Code)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 26, 2007: $ 9,468,100

Number of shares of Common Stock, $0.001 par value, outstanding as of June 26, 2007: 36,932,500

Documents incorporated by reference: None.

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report as originally filed on Form 10-KSB for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 29, 2007 (the "Original Form 10KSB") in order to add the consent of our auditors to the Index to Exhibits and to file the consent as part of this Amendment No. 1. This Form 10-KSB/A is limited in scope to the foregoing, and should be read in conjunction with the Original Form 10-KSB and our other filings with the Securities and Exchange Commission.

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

TABLE OF CONTENTS

     INTERNATIONAL ENERGY, INC.
ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

		Page
PART III
Item 13.	Exhibits	4

Signatures		5

ITEM 13: EXHIBITS

(a) The following exhibits are filed as part of this Amendment No. 1, on Form 10K/A, to the Original Form 10K SB for the fiscal year ended March 31, 2007:

23.1	Consent of Peterson Sullivan LLP dated June 9, 2009

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1, on Form 10K/A, to its report on Form 10-KSB for the fiscal year ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

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