Form 10-K/A
period 2008-03-31
INTERNATIONAL ENERGY, INC.
filed 2009-06-12
CIK 1081074

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 2, 2008 in order to add the consent of our auditors to the Index to Exhibits and to file the consent as part of this Amendment No. 1. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.

     This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and does not update or modify in any way those disclosures affected by subsequent events. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, are filed as exhibits to this Amendment.

     Except as described above, we have not modified or updated any of the other disclosures or information presented in the original Form 10-K.

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.
ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

		Page
PART IV
Item 15.	Exhibits, Financial Statement Schedules	4

Signatures		5

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following exhibits are filed as part of this Amendment to the Annual Report on Form 10K for the fiscal year ended March 31, 2008:

23.1	Consent of Peterson Sullivan LLP dated June 9, 2009

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K for the fiscal year ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

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