Form 10-K
period 2009-03-31
INTERNATIONAL ENERGY, INC.
filed 2009-06-23
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	____________to____________

Commission File Number 333-52040

INTERNATIONAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0195748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1200 G Street, NW, Suite 800	20005
Washington, District of Columbia	(Zip Code)
(Address of principal executive offices)

(800) 676-1006
     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yeso No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yeso No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ Noo

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yeso Nox

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on September 30, 2008 as reported on the OTC Bulletin Board was $15,521,999.

As of June 12, 2009, there were 42,249,166 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

PART I

ITEM 1. BUSINESS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended March 31, 2009, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Description of Business

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

On June 9, 2005, the Company incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries were incorporated under the laws of the State of Nevada.

The Company was initially incorporated for the purpose of providing a platform for providing automotive information to, and connecting, buyers and sellers of pre-owned automobiles through the Internet. The Company was not successful in its efforts and ceased providing online automotive information in 2005 through e.Deal Enterprises Corp. The assets and liabilities, the results of operations, and cash flows related to e.Deal Enterprises Corp. were not classified as discontinued operations as the amounts were not significant.

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada. From November 2006 through August 31, 2007, the Company focused solely on petroleum and natural gas exploration. Although the Company acquired exploration rights under land leases located in the State of Utah, it was unable to successfully implement its proposed exploration program due to its inability to secure adequate drilling rigs and equipment as well as qualified personnel. The Company determined that its primary focus should remain on energy and therefore, beginning in September 2007, the Company redirected its focus from oil and gas exploration to the acquisition, development and commercialization of alternative renewable energy technologies. The assets and liabilities, the results of operations, and cash flows related to petroleum and natural gas exploration were not classified as discontinued operations as the amounts were not significant.

On September 17, 2007, the Company commenced the development and acquisition of these technologies through International Energy Corp., by entering into a research agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis. The goal of the UOC Research Agreement is to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae.

Algae fuel is a biofuel derived from algae. In contrast to food crops or cellulosic materials, certain algae produce and accumulate oil naturally and can, in the process, clean up waste by absorbing and utilizing nitrogen oxides and carbon dioxide, aiding in carbon sequestration and the mitigation of climate change. Currently, a number of companies and private institutions are conducting research in an effort to use microalgae as an energy source, with applications for biofuel, ethanol, methanol, methane and hydrogen.

Employing a proprietary microalgae, the Company is seeking to develop advanced biotechnology protocols for enhanced growth and biofuel productivity based entirely on the photosynthesis of algae, which have the unique capability of taking a waste (zero-energy) form of carbon (CO2) and converting it into a high-density liquid form of energy (natural bio-oil). The Company is also working to develop a novel technology to enable the continuous extraction of bio-oil from microalgae, which will allow microalgae to be processed for bio-oil separation and harvesting while preserving the viability and vitality of the cells that produce them. Microalgae, stripped of their bio-oils, can then be returned to their growth medium for further growth and hydrocarbon accumulation. This novel approach is expected to minimize biomass generation time while enhancing yields of hydrocarbon production.

Once the Company has succeeded in the development of its protocols, it anticipates the building of the necessary production facilities to house the bioreactor required to mass produce, market and sell our biofuels. Alternatively, the Company may elect to out-license, joint-venture, or sell its microalgae biofuel technology.

Because the Company is a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-K are not required to be made by the Company.

Research and Development

The UOC Research Agreement entered into with UOC on September 17, 2007 expires on September 16, 2009 unless extended by mutual agreement or unless earlier terminated.

The Company has agreed to pay UOC an aggregate of $238,680 in support of the research, payable quarterly. The Principal Investigator (“PI”) responsible for oversight of the sponsored research will furnish the Company with ongoing research reports documenting activity, developments, and discoveries made in the course of the Company’s sponsored research at UOC, and further furnish the Company with an Invention Disclosure Report if any discoveries should merit the pursuit of a patent filing.

Within 90 days of receiving an Invention Disclosure Report, the Company will advise UOC in writing whether it wishes a patent application to be made with respect to such invention. If the Company elects to do so, UOC will prepare, file and prosecute such application in UOC’s name and in countries designated by the Company. The Company will reimburse UOC for reasonable expenses it has incurred and will pay expenses incurred in the future in so filing and prosecuting such applications, including attorneys' fees, taxes, annuities, issue fees, working fees, maintenance fees and renewal charges.

Subject to any limitations imposed by law or by the terms of a government grant, the Company will be entitled to negotiate a license in good faith from UOC, at commercially reasonable royalty rates, license fees and other material terms and conditions to be negotiated in good faith by the parties, and with due consideration for the relative contributions of UOC and the Company required to commercialize related products, for any invention or research information. UOC is free to enter into a licensing agreement for any invention or research information with any other person if the Company does not give notice of commencement to negotiate a license with respect to any invention or research information within 90 days after receipt of an Invention Disclosure Report or Research Information Report or if the parties are unable to reach agreement on the terms of the license agreement within 180 days after receipt of an Invention Disclosure Report or Research Information Report.

The Company relies primarily on UOC to conduct, monitor and assess its research. The Company may have no control over the specifics of, and possible direction that the research may take. Accordingly, there can be no assurance that such organizations will conduct the Company’s research in a manner that will lead to the commercialization of any products.

The Company is also dependent upon the services of certain key collaborating scientific personnel who are not employed by the Company, including the principal investigator with respect to the Company’s ongoing research related to algal biochemistry and photosynthesis. The loss of this investigator’s services could have a materially adverse effect on the Company, unless a qualified replacement could be found. The Company has no control over whether its principal investigators or other scientific personnel will choose to remain involved with the Company’s projects. Since these individuals are not bound by contract to the Company nor employed by the Company directly, they might move on to other research.

Research and development costs represent costs incurred to develop the Company’s technology incurred pursuant to its UOC Research Agreement, which includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

Research and development pursuant to the Company’s UOC Research Agreement is in its earlier stages and the Company cannot at this time estimate either the amount of time and capital it will take to develop, if ever, commercially viable alternative fuels or any products based upon or derived from the technology underlying the Company’s research and development efforts.

During the fiscal years ended March 31, 2009 and 2008, the Company incurred $136,158 and $89,505 on research and development related activities.

Intellectual Property

The Company does not currently own any patents or trademarks or have any licenses on any of its technologies. As discussed above under “Research and Development,” the Company has the option to file a patent application if discoveries made during the course of the research performed by UOC in the area of algal biochemistry and photosynthesis merit the pursuit of such patent filing. Additionally, the Company is entitled to negotiate a license agreement with UOC within 90 days of receiving an Invention Disclosure Report or Research Information Report.

Sales and Marketing

Ultimately, the Company plans to market products, if any, developed from the UOC Research Agreement through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. No such arrangements presently exist. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and enable it to avoid expending significant funds to develop a large sales and marketing organization.

Competition

Competition in the biofuels industry is growing. The Company is aware of a number of similar products both existing or under development. Such technologies include, but are not necessarily limited to, corn, soybeans, safflower, sunflower, rapeseed, palm oil, sorghum, cassava cellulosic materials and sugar cane, as well as biofuels derived from competing algal biofuel technologies. Given the benefit of time, investment, and advances in manufacturing technologies, any of these competing technologies may achieve lower manufacturing costs, superior performance, or greater market acceptance than products the Company develops, if any.

The Company faces competition from many companies, major universities and research institutions in the United States and abroad. Many of the Company’s competitors have substantially greater resources, experience in conducting research, obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities. The Company will face competition from companies marketing existing products or developing new products which may render its technologies obsolete. The description of the products and technologies being developed or marketed by the Company’s competitors listed below have been taken from publicly available documents or reports filed by these companies, which include, but may not be limited to:

  Chevron Corporation – has research alliances with Texas A&M University, the Colorado Center for Biorefining and Biofuel, University of California, Davis and the Georgia Institute of Technology, all focused on various aspects of cellulosic biofuel production and conversion.
  PetroSun Inc. – was scheduled to begin operating The Rio Hondo, Texas algae farm in Spring 2008, and has allocated 20 acres to researching and developing an algal JP8 jet fuel.
  Pacific BioDiesel Technologies- has experience with constructing and operating biodiesel plants, as well as producing and marketing fuels. The company is engaged in biodiesel fuel services research and development for the production of American Society for Testing and Materials-quality biodiesel from multiple feedstocks.
  Royal Dutch Shell PLC – has engaged in a joint venture to develop biofuels with HR Biopetroleum using algae in an effort to develop sustainable fuel. The newly formed joint venture company, Cellana, constructing a demonstration facility on the Kona coast of Hawaii Island.
  Solix Biofuels – is pursuing a closed algae growth system for the production of biofuel and has already developed early first and second generation prototypes.

These companies may have numerous competitive advantages when compared to the Company, including:

  significantly greater name recognition;
  established distribution networks;
  more advanced technologies and product development;
  additional lines of products, and the ability to offer rebates, higher discounts or incentives to gain a competitive advantage;

  greater experience in conducting research and development, manufacturing, obtaining regulatory approval for products, and marketing approved products; and
  greater financial and human resources for product development, sales and marketing, and patent litigation.

The Company’s commercial success will depend on its ability and the ability of its sublicensees, if any, to compete effectively in product development areas such as, but not limited to, safety, price, marketing and distribution. There can be no assurance that competitors will not succeed in developing products that are more effective than products, if any, the Company may derive from its research and development efforts or that would render any such products obsolete and non-competitive. Accordingly, in addition to the Company’s research and development efforts, it has undertaken a public relations/advertising program designed to establish its "brand" name recognition early on in its corporate development; it intends to continue to develop and market its brand name pending commercialization of products, if any, it may derive from its research and development efforts. The Company believes its strategy ultimately will facilitate the marketing, distribution and public acceptance of any products it may derive from its research and development efforts if and when regulatory approval is received.

Competition with respect to the Company’s technologies is and will be based, among other things, on safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of the Company’s competitive products. Accordingly, the speed with which we can develop products derived from its biofuel technology, complete requisite testing for safety and commercial product launch, and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company’s competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Regulatory Matters

National, state, and local governmental policies have, and will continue to play a critical role in further development of the renewable fuels industry. The Company will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require the Company’s contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Furthermore, upon implementing the Company’s plan, it may become liable for the investigation and cleanup of environmental contamination at each of the properties that it owns or operates and at off-site locations where it may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, the Company may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. The Company may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require the Company to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at production facilities. Present and future environmental laws and regulations applicable to processing and production of biofuels, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of the Company’s contemplated operations and financial position.

The hazards and risks associated with processing, producing and transporting biofuels (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims or damage to property and third parties. As protection against operating hazards, the Company intends to maintain insurance coverage against some, but not all, potential losses. The Company could, however, sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to the Company’s property or third parties or other losses that are not fully covered by insurance could have a material adverse effect on the results of the Company’s contemplated operations and financial position.

Employees

Effective August 31, 2008, the Company closed its administrative office in Vancouver, British Columbia, Canada, terminating the employment of all of its employees in Vancouver. As a result of this downsizing, as of September 1, 2008 and the date of this report, the Company employs only one person on a full time basis, Mr. Charles Bell, its President, Chief Executive Officer, and Chief Financial Officer. As of the date of this report, the Company does not have any part time employees.

The Company considers its relationship with its employee to be good. To the best of the Company’s knowledge, none of the Company’s officers or directors is bound by restrictive covenants from prior employers which would preclude them from providing services to the Company.

All of the Company’s research and development activities are provided on its behalf by scientists and others employed by academic institutions with which the Company has agreements or by third party providers. The Company plans to retain and utilize the services of outside consultants, including members of its Scientific Advisory Board, as the need arises.

ITEM 2. PROPERTIES

On August 1, 2008, the Company entered into a one year operating lease agreement with a non-affiliate for its corporate office, located at 1200 G Street, NW, Suite 800, Washington, District of Columbia 20005. The monthly rent is $1,100.

On January 1, 2009, the Company entered into a one year operating lease agreement with a non-affiliate for additional office space in Bel Air, Maryland. The monthly rent is $500.

The Company’s algae biofuels research is conducted in approximately 1,800 square feet of laboratory facilities and 1,200 square feet of laboratory common-use space (471 Koshland Hall, MC-3102, Berkeley, CA 94720) provided by the Regents of the University of California under the Company’s sponsored research agreement, at no cost to the Company. The Company believes that its business offices and the laboratory facilities are sufficient and adequate for its purposes given its present staff and research objectives.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the Company’s properties that could affect its operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on the Company’s financial position, results of operations or cash flow at this time. Furthermore, the Company does not believe that there are any proceedings to which any of the Company’s directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of the Company’s common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during its fiscal fourth quarter of the year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “IENI”.

The following table sets forth the high and low closing sale prices for the Company's Common Stock for each quarter during the past two fiscal years as reported by the OTCBB:

	High	Low
Fiscal Year Ended March 31, 2009
First Quarter 2008 (April 1 – June 30, 2008)	$2.26	$0.96
Second Quarter 2008 (July 1 – September 30, 2008)	$1.88	$0.60
Third Quarter 2008 (October 1 – December 31, 2008)	$0.62	$0.15
Fourth Quarter 2008 (January 1 – March 31, 2009)	$0.30	$0.11

Fiscal Year Ended March 31, 2008
First Quarter 2008 (April 1 – June 30, 2007)	$0.73	$0.45
Second Quarter 2008 (July 1 – September 30, 2007)	$2.00	$0.55
Third Quarter 2008 (October 1 – December 31, 2007)	$2.35	$0.75
Fourth Quarter 2008 (January 1 – March 31, 2008)	$1.55	$0.35

As of May 18, 2009, there were approximately 84 stockholders of record of the Company's Common Stock.

Dividend Policy

The Company has not paid any dividends on its common stock and its board of directors presently intends to continue a policy of retaining earnings, if any, for use in the Company’s operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit the Company from declaring dividends where, if after giving effect to the distribution of the dividend:

  The Company would not be able to pay its debts as they become due in the usual course of business; or
  The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit the Company’s ability to pay dividends or which it reasonably believes are likely to limit materially the future payment of dividends on common stock.

The Company’s Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company’s existing equity compensation plans, as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,050,000	$ 0.14	11,900,000
Equity compensation plans not approved by security holders (2)	-	-	-
Total	8,050,000	$ 0.14	11,900,000

(1)	Consists of grants under the Company’s 2002 Stock Plan.

(2)	Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of International Energy, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements included in Item 8 of this Form 10-K.

The Company’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

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

As of March 31, 2009, the Company has paid a total of $179,010 and accrued an additional $29,835 related to the UOC Research Agreement. In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $10,958 during the year ended March 31, 2009 for other out-of-pocket costs that are included in research and development expense.

Results of Operations

A summary of the Company’s operating expense for the years ended March 31, 2009 and 2008 was as follows:

	Year Ended
	March 31,		Percentage
	2009	2008	Change

Operating expenses
Investor relations	$552,900	$227,000	144%
Director fees - related party	32,527	4,700	592
Research and development	136,158	89,505	52
Professional fees	149,961	47,098	218
Salaries and benefits	205,326	-	*
Other operating expenses	159,109	16,843	845
Total operating expenses	$1,235,981	$385,146	221%

* Not meaningful

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

In November 2007 the Company retained the services of an investor relations firm which resulted in the completion of raising gross proceeds of $2,400,000 under the terms of the 2008 Private Offering, which closed in April 2008. From April 2008 through September 2008, the Company continued to utilize the investor relations firm for increased publicity of its technology within the investor community and market place, paying the investor relations firm $541,500 during the six month period ending September 30, 2008.

Effective October 1, 2008, the Company entered into a one-year Market Access Services Agreement (the “Market Agreement”) with the same investor relations firm that it had previously been utilizing to publicize its technology and increase company recognition and branding. Pursuant to the terms of the Market Agreement, the Company pays $1,900 per month for investor and public relations, corporate branding and corporate image services.

Director fees – related party

Non-employee directors receive $2,500 per quarter for their services as directors.

The increase in director fees during the year ended March 31, 2009 compared 2008 is due to the appointment of three new directors during the year ended March 31, 2009. The Company granted stock options to each of these directors (see terms below). As a result, included in director fees for the year ended March 31, 2009 is $12,235 of stock-based compensation expense related to these options that vest over time. In addition to the stock-based compensation expense, the Company incurred $12,750 in cash compensation expense during the year ended March 31, 2009 related to the new directors.

On October 15, 2008, the Company granted a stock option to one of its directors permitting the purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on October 15, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between the director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the 50,000 stock options granted was estimated at $0.36 each, for a total of $18,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected volatility of 128%, risk-free interest rate of 3.40%, expected life of 6.5 years, and a 0% dividend yield.

On September 12, 2008, the Company granted stock options to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the aggregate 100,000 stock options granted was estimated at $0.74 each, for a total of $74,000, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 123%, risk-free interest rate of 3.32%, expected lives of 6.5 years, and a 0% dividend yield.

On January 9, 2009, Mr. Frank Fabio resigned from the positions of Chief Financial Officer, Director, and Secretary of the Company. As a result, the stock option granted to Mr. Fabio on September 12, 2008 to purchase 50,000 shares of common stock was forfeited pursuant to the terms of the stock option agreement. Pursuant to Mr. Fabio’s resignation and the forfeitures of his stock option, stock-compensation expense of $4,928 recorded during the fiscal year ended March 31, 2009 was reversed during the quarter ended March 31, 2009.

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

Research and development expense is substantially comprised of payments made pursuant to the UOC Research Agreement. In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $10,958 during the year ended March 31, 2009 for other out-of-pocket costs that are included in research and development expense.

Professional fees

Professional fees substantially consist of accounting, audit, tax and legal fees.

Professional fees increased $102,863 during the year ended March 31, 2009 compared to 2008 substantially due to increases in legal fees of approximately $61,000 and accounting, audit, and tax fees of approximately $37,000. The increase in legal fees is the result of the Company filing three Form S-1/As during the year ended March 31, 2009 as well as an increase in the utilization of legal counsel for preparation and review of required filings with the Securities and Exchange Commission (the “SEC”), and correspondence regarding the appointment of new board members as well as the hiring and resignation of certain members of the Company’s management team. The increase in accounting, audit, and tax fees is primarily the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada. Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $20,000. Audit and tax fees increased by approximately $3,000 and $7,000, respectively during the year ended March 31, 2009 compared to 2008.

Salaries and benefits

Effective June 1, 2008, the Company needed additional back-office support. As a result, the Company began paying salaries to administrative support employees in the Vancouver, Canada office. Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office. During the year ended March 31, 2009, the Company incurred approximately $126,000 in salary expense related to the administrative support employees in the Vancouver, Canada office.

During the year ended March 31, 2009 the Company incurred $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company. Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008. Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company. During the

year ended March 31, 2009, the Company incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses increased $142,266 during the year ended March 31, 2009 compared to 2008 substantially due to an increase in travel and entertainment related expense of approximately $105,000. Travel and entertainment expense incurred during the year ended March 31, 2009 consists of costs incurred as a result of the Company transitioning its accounting and administrative functions from Vancouver, Canada to the United States as well as travel related activities incurred by the Vancouver, Canada back-office support staff from June 1, 2008 to August 31, 2008, at which time the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office. In addition to travel and entertainment increasing, other operating expenses that increased during the year ended March 31, 2009 compared to 2008 were rent of approximately $12,000, telephone of approximately $6,300, and office supplies and postage of approximately $8,300. Prior to the Canadian office closing on August 31, 2008, the Company was paying rent of CAD $700 per month. On August 1, 2008, the Company entered into a one year operating lease agreement for its corporate office in Washington, DC. Monthly rent is $1,100. On January 1, 2009, the Company entered into a one year operating lease agreement for additional office space in Bel Air, Maryland. The monthly rent is $500.

Other income (expense)

A summary of the Company’s other income (expense) for the years ended March 31, 2009 and 2008 was as follows:

	Year Ended March 31,
			Percentage
	2009	2008	Change

Other income (expense)
Interest income	$17,769	$2,893	514%
Interest expense	(195)	(29,686)	(99)
Loss on disposal of fixed assets	(9,800)	-	*
Foreign exchange gain	382	5	7,540
Total other income (expense)	$8,156	$(26,788)	*	%

Interest income

Interest income increased $14,876 during the year ended March 31, 2009 compared to 2008 as a result of the higher average cash balance maintained during the year ended March 31, 2009 compared to 2008 as a result of the 2008 Private Placement completed by the Company in April 2008, raising net proceeds of $2,400,000.

Interest expense

Interest expense during the year ended March 31, 2008 consists substantially of interest on interest bearing short term notes to its former President Herdev S. Rayat. On March 31, 2008, the Company repaid all outstanding notes to Mr. Rayat.

Loss on disposal of fixed assets

The Company recorded a loss on disposal of fixed assets of $9,800 during the year ended March 31, 2009 as a result of the removal of the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete. Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which was closed, effective August 31, 2008.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative losses of $3,326,324 through March 31, 2009 and does not have positive cash flows from operating activities. Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's principal source of liquidity is cash in the bank. The Company's future funding requirements will depend on numerous factors, including: the time and investment required to invest in the Company’s research and development project; to recruit and train qualified management personnel; and the Company's ability to compete against other, better capitalized corporations in similar businesses.

At March 31, 2009, the Company had cash and cash equivalents of $1,248,746. The Company has financed its operations primarily from funds received pursuant to a private placement completed by the Company in April 2008, raising net proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $1,409,584 for the year ended March 31, 2009, compared to net cash used of $374,806 for the same period in 2008. The increase in cash used was substantially due to increases in investor relations costs of $325,900, research and development of $46,653, professional fees of $102,863, salaries and benefits of $205,326, and other operating expense of $142,266 substantially due to an increase in travel and entertainment related expense. See “Results of Operations” above for discussion regarding the increases in these expenses.

Net cash used in investing activities was $10,395 for the year ended March 31, 2009, compared to $0 during the same period in 2008. During the year ended March 31, 2009, the Company purchased $10,395 of equipment all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $1,871,000 for the year ended March 31, 2009 compared to $1,149,000 for the same period in 2008. During the year ended March 31, 2009, the Company received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants. During the year ended March 31, 2008, the Company received $1,259,000 pursuant to the 2008 Private Placement, offset by the repayment of a net $110,000 of a loan payable from a related party.

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

Related Party Transactions

Salaries and benefits

During the year ended March 31, 2009 the Company incurred $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company. Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008. Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company. During the year ended March 31, 2009, the Company incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

Director fees

During the years ended March 31, 2009 and 2008, the Company incurred $32,527 and $4,700 in non-employee director fees. Included in this amount for the year ended March 31, 2009 is $12,235 of stock-based compensation expense for options previously granted and vesting over time (see Note 7 Stock Options).

Accrued management fees

During the year ended March 31, 2009, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company’s contractual obligations consist of payments under its corporate office operating lease in Washington DC, a business office lease in Bel Air, Maryland, and the UOC Research Agreement as discussed above. The Company has future minimum lease payments of $8,900 and $59,670 pursuant to the UOC Research Agreement.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3. Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	16
Consolidated Balance Sheets as of March 31, 2009 and 2008	17
Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008
and from Inception (November 6, 1998) to March 31, 2009	18
Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (November 6, 1998)
to March 31, 2009	19
Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008
and from Inception (November 6, 1998) to March 31, 2009	21
Notes to Consolidated Financial Statements	22 - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Energy, Inc.
Washington, DC

We have audited the accompanying consolidated balance sheets of International Energy, Inc. and Subsidiaries (a development stage company) ("the Company") as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2009 and 2008, and for the period from November 6, 1998 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Energy, Inc. and Subsidiaries (a development stage company) as of March 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from November 6, 1998 (inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

June 5, 2009

INTERNATIONAL ENERGY, INC. (Formerly "e.Deal.net, Inc.") (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS MARCH 31, 2009 AND 2008 (Expressed in U.S. Dollars)

	March 31,	March 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$1,248,746	$797,725
Other current assets	13,558	-
Total current assets	1,262,304	797,725

Total assets	$1,262,304	$797,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$26,029	$-
Accrued liabilities	29,835	83,750
Accrued management fees - related party	-	162,945
Total current liabilities	55,864	246,695

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and 2008	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 and 36,932,500 shares issued and outstanding at March 31, 2009 and 2008	42,249	36,933
Additional paid-in capital	4,490,515	1,353,596
Common stock issuable	-	1,259,000
Deficit accumulated during the development stage	(3,326,324)	(2,098,499)

Total stockholders' equity	1,206,440	551,030

Total liabilities and stockholders' equity	$1,262,304	$797,725

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 and 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2009
(Expressed in U.S. Dollars)

	Year Ended March 31,		From Inception
			(November 6, 1998) to
			March 31,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses
Investor relations	552,900	227,000	779,900
Director fees - related party	32,527	4,700	248,795
Research and development	136,158	89,505	225,663
Professional fees	149,961	47,098	415,909
Salaries and benefits	205,326	-	1,140,329
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	159,109	16,843	306,625
Total operating expenses	1,235,981	385,146	3,277,271

Operating loss	(1,235,981)	(385,146)	(3,277,271)

Other income (expense)
Interest income	17,769	2,893	34,713
Interest expense	(195)	(29,686)	(77,480)
Loss on disposal of fixed assets	(9,800)	-	(9,800)
Foreign exchange gain	382	5	3,514
Total other income (expense)	8,156	(26,788)	(49,053)

Net loss	$(1,227,825)	$(411,934)	$(3,326,324)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	41,785,513	36,949,788

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2009
(Expressed in U.S. Dollars)

				Common Stock Issuable	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Common Stock		Additional		During the Development
	Shares	Amount	Paid-in Capital		Stage
Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2009
(Expressed in U.S. Dollars)

			Additional Paid-in Capital	Common Stock Issuable	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	$42,249	$4,490,515	$-	$(3,326,324)	$1,206,440

INTERNATIONAL ENERGY, INC. (Formerly "e.Deal.net, Inc.") (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2009 AND 2008 AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2009 (Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998)
	March 31,		to March 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(1,227,825)	$(411,934)	$(3,326,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	595	219	6,268
Common stock issued for services	-	-	53,050
Stock based compensation expense	12,235	-	852,214
Loss on disposal of fixed assets	9,800	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Decrease (increase) in other current assets	(13,558)	27	(13,558)
Increase (decrease) in accounts payable	26,029	(499)	26,029
Increase (decrease) in accrued liabilities	(53,915)	81,250	29,835
Decrease in accrued management fees -related party	(162,945)	-	-
Decrease in accrued interest -related party	-	(43,869)	-
Net cash used in operating activities	(1,409,584)	(374,806)	(2,250,686)

Cash flows from investing activities
Purchase of property and equipment	(10,395)	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	(10,395)	-	(128,068)

Cash flows from financing activities
Common stock issuable	-	1,259,000	-
Proceeds from issuance of common stock and warrants	1,871,000	-	3,627,500
Proceeds from loans from related party	-	400,000	510,000
Repayment of loans from related party	-	(510,000)	(510,000)
Net cash provided by financing activities	1,871,000	1,149,000	3,627,500

Increase in cash and cash equivalents	451,021	774,194	1,248,746

Cash and cash equivalents at beginning of period	797,725	23,531	-

Cash and cash equivalents at end of period	$1,248,746	$797,725	$1,248,746

Supplemental disclosure of cash flow information:
Interest paid in cash	$195	$73,555	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$60,000	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly “e.Deal.net, Inc.”)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
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

The Company was initially incorporated for the purpose of providing a platform for providing automotive information to, and connecting, buyers and sellers of pre-owned automobiles through the Internet. The Company was not successful in its efforts and ceased providing online automotive information in 2005 through e.Deal Enterprises Corp. The assets and liabilities, the results of operations, and cash flows related to e.Deal Enterprises Corp. were not classified as discontinued operations as the amounts were not significant.

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada. From November 2006 through August 31, 2007, the Company focused solely on petroleum and natural gas exploration. Although the Company acquired exploration rights under land leases located in the State of Utah, it was unable to successfully implement its proposed exploration program due to its inability to secure adequate drilling rigs and equipment as well as qualified personnel. The Company determined that its primary focus should remain on energy and therefore, beginning in September 2007, the Company redirected its focus from oil and gas exploration to the acquisition, development and commercialization of alternative renewable energy technologies. The assets and liabilities, the results of operations, and cash flows related to petroleum and natural gas exploration were not classified as discontinued operations as the amounts were not significant.

On September 17, 2007, the Company commenced the development and acquisition of these technologies through International Energy Corp., by entering into a research agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis. The goal of the UOC Research Agreement is to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae.

Note 2. Going Concern Uncertainties

The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company is a development stage company, has an accumulated deficit of $3,326,324 as of March 31, 2009, and does not have positive cash flows from operating activities. Additionally, the Company has expended a significant amount of cash in developing its technologies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

The Company’s consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include the accounts of International Energy, Inc., and its subsidiaries, International Energy Corp. and e.Deal Enterprises Corp. All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where management uses subjective judgment include valuation of equity instruments. Actual results may differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. The Company did not have any cash equivalents at March 31, 2009 and 2008. At times, cash deposits may exceed federally insured limits.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Foreign Operations and Foreign Currency Translation

The functional currencies of the Company’s international subsidiaries are the local currency of the country in which the subsidiary is located. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenues and expenses of the Company’s consolidated foreign operations are translated at the average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in foreign exchange gain or loss.

Research and Development

Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed. During the years ended March 31, 2009 and 2008, the Company incurred $136,158 and $89,505 on research and development activities.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) “Share-Based Payment (as amended),” which requires companies to measure all employee stock-based compensation awards using a fair value method on the date of grant and recognize such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 7. Stock Options for additional information on the Company’s stock-based compensation plan.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). See Note 11. Income Taxes for further discussion.

Net Loss per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants. See Note 4. Net Loss Per Share for further discussion.

Segment Reporting

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on April 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued SFAS Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, EITF 07-5 will have on its consolidated financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share.” FSP EITF 03-06-1 must be adopted for reporting periods beginning after December 15, 2008. FSP EITF 03-06-1 did not have any impact on the Company’s consolidated financial statements.

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

Excluded from the computation of diluted net loss per share for the years ended March 31, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 10,933,334 and 14,830,000 shares of common stock with weighted-average exercise prices of $0.26 and $0.09 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended March 31, 2009 and 2008:

	Year Ended March 31,

	2009	2008

Numerator - net loss	$(1,227,825)	$(411,934)

Denominator - weighted average number
of common shares outstanding - basic and diluted	41,785,513	36,949,788

Basic and diluted net loss per common share	$(0.03)	$(0.01)

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

As of March 31, 2009, the Company has paid a total of $179,010 and accrued an additional $29,835 related to the UOC Research Agreement. In addition to contractual obligations pursuant to the UOC Research Agreement, the Company reimbursed UOC $10,958 during the year ended March 31, 2009 for other out-of-pocket costs that are included in research and development expense.

Note 6. Capital Stock

Preferred Stock

At March 31, 2009, there were 1,000,000 shares of preferred stock having a par value of $0.01 per share authorized, of which no shares were issued and outstanding. The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

Common Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit. Each Unit consisted of one share (collectively “Unit Shares”) of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance. In connection with the 2008 Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors. On December 31, 2008, in response to a comment letter received from the Securities and Exchange Commission (the “SEC”) dated July 17, 2008, the Company filed a Form S-1/A Pre-Effective Registration Statement (the “Registration Statement”) with the SEC to register the Unit Shares and additional shares held by certain selling stockholders in private transactions. As of the date of this report, the Registration Statement was not effective.

The terms of the Series B Warrants that were issued pursuant to the 2008 Private Placement contain a provision such that upon subsequent equity sales of common stock or common stock equivalents at an effective price per share (the “Base Share Price”) less than the $0.60 exercise price per share of the Series B Warrants then the exercise price of the Series B Warrants shall be reduced to the Base Share Price and the number of Series B Warrants shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price shall be equal to the aggregate exercise price prior to such adjustment. The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Series B Warrants fall under the scope of EITF 07-5 pursuant to which the Series B Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective April 1, 2009, the beginning of the Company’s fiscal year 2010. As of March 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units do not have any registration rights but otherwise have the same terms and conditions as the Units.

The fair value of the 4,100,000 Series B Warrants as calculated using the Black-Scholes model was $5,330,000. The proceeds from the 2008 Private Placement allocated to the Series B Warrants were $1,066,000.

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

The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant. In determining grant date fair value of stock options, the Company uses the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. As permitted by SAB 107, the Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options. SFAS 123R also requires that the Company recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. To date, the Company has experienced minimal forfeitures, which did not impact the fair value of the stock option grants. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

Stock Option Grants

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company’s President and Chief Executive Officer, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

On October 15, 2008, the Company granted a stock option to one of its directors permitting the purchase of, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share. The stock option vests in five equal annual installments of 10,000 options each, commencing on October 15, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between its director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the stock option to purchase 50,000 shares of the Company’s common stock was estimated at $0.36 each, for a total of $18,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected volatility of 128%, risk-free interest rate of 3.40%, expected life of 6.5 years, and a 0% dividend yield.

On September 12, 2008, the Company granted stock options to each of two of its directors permitting each to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock options are further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the aggregate 100,000 stock options granted was estimated at $0.74 each, for a total of $74,000, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 123%, risk-free interest rate of 3.32%, expected lives of 6.5 years, and a 0% dividend yield.

On January 9, 2009, Mr. Frank Fabio resigned from the Company’s Board of Directors and as an officer of the Company. As a result, the stock option granted to Mr. Fabio on September 12, 2008 to purchase 50,000 shares of common stock at an exercise price of $0.83 per share were all forfeited upon his resignation. Pursuant to Mr. Fabio’s resignation, stock option compensation expense of $4,928 recorded during the fiscal year ended March 31, 2009 for Mr. Fabio’s stock option was reversed during the quarter ended March 31, 2009.

A summary of the Company’s stock option activity for the years ended March 31, 2009 and 2008 and related information follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at March 31, 2008 and 2007	7,950,000	$0.13
Granted	150,000	0.69
Forfeited	(50,000)	0.83
Outstanding at March 31, 2009	8,050,000	$0.14	6.24 years	$79,500

Exercisable at March 31, 2009	7,950,000	$0.13	6.20 years	$79,500

Available for grant at March 31, 2009	11,900,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

There were no stock options exercised during the years ended March 31, 2009 and 2008. The weighted average fair value of stock options granted during the year ended March 31, 2009 was $0.61 per share.

At March 31, 2009, the Company had unvested stock options to purchase 100,000 shares of the Company’s common stock at a weighted average fair value of $0.55 per share.

During the year ended March 31, 2009 stock-based compensation expense of $12,235 was recognized for options previously granted and vesting over time. No stock-based compensation expense was recognized during the year ended March 31, 2008. As of March 31, 2009, the Company had $42,765 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 4.75 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.13	7,950,000	6.20	$0.13	7,950,000	6.20	$0.13
0.40	50,000	9.55	0.40	—	—	—
0.83	50,000	9.45	0.83	—	—	—
$0.13 - $ 0.83	8,050,000	6.24	$0.14	7,950,000	6.20	$0.13

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

The terms of the Series B Warrants that were issued pursuant to the 2008 Private Placement contain a provision such that upon subsequent equity sales of common stock or common stock equivalents at an effective price per share (the “Base Share Price”) less than the $0.60 exercise price per share of the Series B Warrants then the exercise price of the Series B Warrants shall be reduced to the

Base Share Price and the number of Series B Warrants shall be increased such that the aggregate exercise price payable, after taking into account the decrease in the exercise price shall be equal to the aggregate exercise price prior to such adjustment. The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Series B Warrants fall under the scope of EITF 07-5 pursuant to which the Series B Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective April 1, 2009, the beginning of the Company’s fiscal year 2010. As of March 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

The fair value of the 4,100,000 Series B Warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected life	2.0 years
Expected volatility	107.9%
Dividend per share	$0.00

The fair value of the Series B Warrants was $5,330,000. The proceeds from the 2008 Private Placement allocated to the warrants were $1,066,000.

A summary of the Company’s warrant activity for the years ended March 31, 2009 and 2008 and related information follows:

		Weighted Average
	Number of Warrants	Exercise Price

Outstanding at March 31, 2008 and 2007	6,880,000	$0.05
Granted	4,100,000	0.60
Exercised	(1,216,666)	0.60
Expired	(6,880,000)	0.05
Outstanding at March 31, 2009	2,883,334	$0.60

All warrants outstanding at March 31, 2009 were fully vested Series B Warrants with an exercise price of $0.60 per share, expiring on April 17, 2010.

Note 9. Related Party Transactions

Salaries and benefits

During the year ended March 31, 2009 the Company incurred $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company. Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008. Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company. During the year ended March 31, 2009, the Company incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

Director fees

During the years ended March 31, 2009 and 2008, the Company incurred $32,527 and $4,700 in non-employee director fees. Included in this amount for the year ended March 31, 2009 is $12,235 of stock-based compensation expense for options previously granted and vesting over time. Please refer to “Note 7. Stock Options.”

Accrued management fees

During the year ended March 31, 2009, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

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

Note 11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at March 31, 2009 and 2008 are as follows:

	Year Ended March 31,

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$494,966	$364,877
Capitalized research and development	63,399	28,910
Depreciation	—	74
Stock based compensation	289,753	285,593
Accrued interest	—	24,972
Research and development credit carry forward	8,824	3,782
Total deferred tax assets	856,942	708,208

Less: valuation allowance	(856,942)	(708,208)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $148,734 and $143,706 for the years ended March 31, 2009 and 2008, respectively. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at March 31, 2009 available to offset future federal taxable income, if any, of $1,455,781, which will begin to expire during the year ended March 31, 2022. Accordingly, there is no current tax expense for the years ended March 31, 2009 and 2008. In addition, the Company has research and development tax credit carry forwards of $8,824 at March 31, 2009, which are available to offset federal income taxes and begin to expire during the year ended March 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended March 31, 2009 and 2008.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended March 31, 2009 and 2008:

	Year Ended March 31,

	2009	2008

Income tax benefit at statutory rate	$417,461	$140,057
Non-deductible fund raising costs	(265,166)	-
Non-deductible meals and entertainment	(3,515)	(133)
Research and development credit	5,042	3,782
Other	(5,088)	-
Change in valuation allowance	(148,734)	(143,706)
	$-	$-

The fiscal years 2006 through 2009 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain information regarding the directors and executive officers of the Company follows:

Name	Age	Position With Company	Director Since
		President, Chief Executive Officer, Chief Financial Officer, and Director
Charles Bell	40		October 15, 2008

Derek J. Cooper (1)	31	Director	January 21, 2005

Joanne Stephenson	50	Director	September 12, 2008

Jatinder S. Bhogal	41	Director	October 15, 2008

(1) Mr. Cooper resigned as the Company’s President and Chief Executive Officer on August 1, 2008; he continues to serve as one of the Company’s directors.

Set forth below are the names of all directors and executive officers of the Company, all positions and offices with the Company held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years:

CHARLES BELL. In 2002, Mr. Bell joined Houston, Texas based Allied Home Mortgage Capital Corporation, one of the largest privately held U.S. mortgage banker, lending over $15 billion and processing up to 12,000 loans monthly in 50 states since 1991. As a Branch Owner/Manager, he built the company's Maryland operations, managing multiple offices across the state. In 2005, Mr. Bell joined Transcontinental Lending Group, Inc. as Regional Manager, where he was appointed to lead the company's expansion into the Mid Atlantic Region. Mr. Bell's experience includes working in concert with private investors and government regulators from HUD, FHA and various state compliance and regulatory authorities. During the course of his career, Mr. Bell has worked with major multinational corporations and international investment banks to develop and launch numerous financial products. Mr. Bell joined the Company as President, Chief Executive Officer and Director on October 15, 2008. Mr. Bell was appointed to the Position of Chief Financial Officer on January 9, 2009, upon the resignation of Mr. Frank Fabio.

DEREK J. COOPER. Mr. Cooper earned his Bachelor of Science degree in Physics in 2001 and his Bachelor of Applied Science in Geological Engineering in 2005, both at the University of British Columbia. From January 2003 through September 2003, Mr. Derek Cooper joined Syncrude Canada Ltd., the world's largest producer of crude oil from oil sands. While completing his Applied Sciences degree, from June 2004 thru September 2004, Mr. Cooper undertook and completed a near-term engineering-exploration contract with Stealth Minerals Ltd. From 2005 to March 2008, Mr. Cooper worked at Elk Valley Coal, the world's second largest producer of metallurgical coal, as a Planning Engineer. In April 2008, Mr. Cooper joined TransAlta Utilities, as an Intermediate Engineer in the Fuel Supply Group where he performs life-of-mine planning, costing, and capital equipment selection as well as scoping/feasibility projects. Mr. Cooper joined the Company as a Director on January 21, 2005. Mr. Cooper also serves as a director and officer of Entheos Technologies, Inc.

JOANNE STEPHENSON. Ms. Stephenson earned a Bachelor of Science degree from the University of British Columbia in 1980 and also earned a Masters in Business Administration from Athabasca University in 2003. From 1998 to 2006 Ms. Stephenson was Vice President of Business Development and Sales and Marketing at Response BioMedical Corp. From January 2007 to July 2008, Ms. Stephenson was Head of Strategic Marketing at Innovative Biosensors, Inc.; and, from July 2008 to present, Ms. Stephenson is serving as Vice-President of Corporate Business Development and as Vice-President of Clinical Diagnostics. Ms. Stephenson joined the Company as a Director on September 12, 2008.

JATINDER S. BHOGAL. Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For nearly 15 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions. Mr. Bhogal joined the Company as a Director on October 15, 2008. Mr. Bhogal also serves as a director of HepaLife Technologies, Inc. and New Energy Technologies, Inc.

Recent Management and Board of Director Changes

The Company has recently experienced a change in its management and Board of Directors.

As noted above, on August 1, 2008, Mr. Cooper, currently one of the Company’s directors, resigned as its President and Chief Executive Officer. On that date, Mr. Gregory O’Reilly was appointed to serve as the Company’s President and Chief Executive Officer. Mr. O’Reilly was also appointed a director by the Company’s Board of Directors. The Company entered into an employment agreement dated July 29, 2008 with Mr. O’Reilly.

On October 15, 2008, Mr. O’Reilly resigned his positions with the Company, for health related reasons. Effective as of that date, the Company entered into an agreement with Mr. O’Reilly terminating his employment agreement with the Company and forfeiting the stock options granted to Mr. O’Reilly pursuant to the employment agreement.

Mr. Harmel S. Rayat resigned his positions as one of the Company’s directors and officers on September 10, 2008. Mr. Rayat continues to be one of the Company’s stockholders. Please refer to ITEM 12: “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS”.

On September 12, 2008 Ms. Joanne Stephenson was appointed a director and Mr. Frank J. Fabio was appointed the Company’s Chief Financial Officer and Secretary. Mr. Fabio subsequently resigned from his positions with the Company on January 9, 2009.

On October 15, 2008 Mr. Jatinder S. Bhogal was appointed a director of the Company.

Family Relationships and Other Matters

There are no family relationships among or between any of the Company’s officers and directors.

Legal Proceedings

During the past five years, except as set forth below, none of the Company’s directors, executive officers, or promoters have been:

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

SCIENTIFIC ADVISORY BOARD

The Company maintains a Scientific Advisory Board (“Advisory Board”), the members of which provide, from time to time, at the request of the Company, advice regarding specific facets of the Company’s ongoing scientific research and development and general corporate activities. The Company believes that each member of the Advisory Board brings distinct scientific, clinical, and business development experience which can be called-upon during various phases of the Company’s active research, development and commercial development, as needed. Each member of the Advisory Board serves for a period of one year.

The members of the Advisory Board are compensated for their services at the rate of $250 per hour, not to exceed $1,250 per day. The Company also reimburses members of the Advisory Board for out-of-pocket expenses related to their services performed on behalf of the Company.

Currently, the Company’s Scientific Advisory Board members are:
Name	Age	Position	Held Position Since
Rakesh Shankar, PhD, MA	55	Scientific Advisory Board Member	April 2008
Anastasios Melis, PhD	61	Scientific Advisory Board Member	May 2008

Rakesh Shankar, PhD, MA

Dr. Rakesh Shankar is a respected lecturer, published environmental author, former University professor and researcher. Dr. Shankar holds a Bachelor’s degree in Science (physics, chemistry and mathematics), a Masters degree in Philosophy, and a PhD in Environmental Legislation & Policy Formulation. Dr. Shankar recently served as Chief Negotiator for the Government of the Northwest Territories, a Canadian region where over 1.75 billion barrels of oil and 11 trillion cubic feet of natural gas have been discovered to-date. Dr. Shankar’s career experience spans over 20-plus years of service as a diplomat in the Middle East, Europe, Africa, and Canada, with notable appointment as India’s Ambassador to the world’s leading oil producer, the Kingdom of Saudi Arabia. Dr. Shankar has also acted as India’s Ambassador to Zambia and Hungary, and served as Director of Multilateral Economic Relations at the Ministry of External Affairs. In his position as Director, Dr. Shankar oversaw matters related to the W.T.O., education, science and technology, environment, and trade with numerous countries, including seven of the world’s top twelve oil producing nations; Nigeria, United Arab Emirates, Venezuela, Canada, Mexico, United States, and Saudi Arabia.

Prof. Anastasios Melis, PhD

Prof. Anastasios Melis is a distinguished researcher, lecturer and expert in the field of hydrocarbon and hydrogen biofuel production via microalgal photosynthesis and has authored more than 200 peer reviewed papers, book chapters and review articles. Prof. Melis is a recipient of awards from the US Department of Energy, Hydrogen Program, and the DaimlerChrysler Corporation, as well as numerous fellowships including the British Science and Engineering Research Council, and the Japanese Ministry of Education, Science and Technology. Prof. Melis holds a Bachelor’s degree in Biology from the University of Athens (Greece) School of Physical Sciences and a PhD in Biological Sciences (Biophysics of Photosynthesis) from Florida State University (Tallahassee) Department of Biological Sciences.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to Section 16(a) of the Exchange Act of 1934, the executive officers and directors of the Company in addition to any person who owns more than 10% of the common stock of the Company are required to report their ownership of the common stock of the Company and changes to such ownership with the SEC. Based on a review of such reports and information provided to the Company, the Company believes that during the fiscal year ended March 31, 2009, the executive officers and directors of the Company have complied with applicable filing requirements under Section 16(a), except that Mr. Harmel Rayat filed a late Form 4 reporting one transaction and the following each filed a late Form 3 each reporting one transaction: Mr. Gregory O’Reilly, Ms. Joanne Stephenson, Mr. Frank Fabio, Mr. Jatinder S. Bhogal, and Mr. Charles Bell.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to all of the officers, directors, employees and consultants of the Company and its affiliates, including its Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASD listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. The Company’s Code of Ethics is available on the Company’s website at http://www.internationalenergyinc.com. To access the Code of Ethics, click on “Investor Relations” and then click on “Code of Ethics”.

CORPORATE GOVERNANCE

The Company has adopted Corporate Governance Principles applicable to its Board of Directors. The Company’s Corporate Governance Principles is available on the Company’s website at http://www.internationalenergyinc.com. To access the Company’s Corporate Governance Principles, click on “Investor Relations” and then click on “Corporate Governance”.

Director Independence

The Company is not listed on a U.S. securities exchange and, therefore, is not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, the Company’s Board of Directors has determined that each of Messrs. Bhogal and Cooper and Ms. Stephenson are independent from the Company’s management and qualify as “independent directors” under the standards of independence under the applicable National Association of Securities Dealers (“NASD”) listing standards. This means that, in the judgment of the Board of Directors, none of those directors (1) is an officer or employee of the Company or its subsidiaries or (2) has any direct or indirect relationship with the Company that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. As a result, the Company has a majority of independent directors as required by the NASD listing standards. Upon the Company’s listing on any national securities exchange or any inter-dealer quotation system, it will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended March 31, 2009, the Board held a total of four meetings. All members of the Board attended at least 75% of all meetings of the Board.

The Company does not currently have any standing committees of the Board of Directors. The full Board is responsible for performing the functions of the: (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee. The full Board performs the principal functions of the Audit Committee. The full Board monitors the Company's financial reporting process and internal control system and reviews and appraises the audit efforts of the Company's independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee. The full Board establishes overall compensation policies for the Company and reviews recommendations submitted by the Company’s management.

Nominating Committee

The Board does not currently have a standing Nominating Committee. The Company does not maintain a policy for considering nominees. The Company’s Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law. The Board shall be large enough to maintain the Company’s required expertise but not too large to function efficiently. Director nominees are recommended, reviewed and approved by the entire Board. The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to the Company’s Chief Executive Officer, Charles Bell, 1200 G Street NW, Suite 800, Washington, DC 20005, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Communications with the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at International Energy, Inc., Attention: Investor Relations, 1200 G Street NW, Suite 800, Washington, DC 20005. The Board of Directors has approved a process pursuant to which they shall review and forward correspondence to the appropriate director or group of directors for response.

ITEM 11: EXECUTIVE COMPENSATION

The following table and descriptive materials set forth information concerning compensation earned for services rendered to the Company by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers of the Company at the end of the 2009 fiscal year (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended March 31, 2009, 2008 and 2007.

			Option	All Other
			Awards	Compensation	Total
Name and Principal Position	Year	Salary ($)	($)(6)	($)	($)

Charles Bell (1)	2009	50,964	-	-	50,964
President, CEO, CFO and	2008	-	-	-	-
Director	2007	-	-	-	-

Derek Cooper (2)	2009	-	-	7,100	7,100
Director, Former President and	2008	-	-	4,700	4,700
CEO	2007	-	-	4,500	4,500

Harmel S. Rayat (3)	2009	-	-	-	-
Former CFO, Director,	2008	-	-	-	-
Secretary and Treasurer	2007	-	-	3,300	3,300

Greg O’Reilly (4)	2009	23,181	-	-	23,181
Former President, CEO and	2008	-	-	-	-
Director	2007	-	-	-	-

Frank J. Fabio (5)	2009	-	-	2,750	2,750
Former CFO, Secretary and	2008	-	-	-	-
Director	2007	-	-	-	-

(1)	On October 15, 2008, the Company appointed Mr. Charles Bell to the positions of President, Chief Executive Officer and Director of the Company. Pursuant to an Employment Agreement with Mr. Bell, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of the Company’s common stock, subject to certain vesting requirements, within 60 days of the Employment Agreement. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

(2)	Mr. Cooper resigned as an officer of the Company on August 1, 2008.

(3)	Mr. Rayat resigned as a Director and officer of the Company on September 10, 2008.

(4)	Mr. O’Reilly was appointed to the positions of President and CEO on August 1, 2008 to fill the vacancy created by the resignation of Mr. Cooper. Pursuant to an Employment Agreement with Mr. O’Reilly, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of the Company’s common stock, subject to certain vesting requirements within 60 days of the Employment Agreement. On October 15, 2008, Mr. O’Reilly resigned his positions with the Company, for health related reasons. As of Mr. O’Reilly’s resignation date, the Company had not granted or executed the stock option agreement with Mr. O’Reilly and accordingly did not record any stock compensation expense related to this stock option grant.

(5)	Mr. Fabio was appointed the Company’s Chief Financial Officer, Secretary and a Director on September 12, 2008. Mr. Fabio subsequently resigned from his positions with the Company on January 9, 2009. The amount included in the “All Other Compensation” column represents non-employee director fees. Non-employee directors receive quarterly cash compensation of $2,500. Mr. Fabio was not an employee of the Company and did not receive additional compensation for the period of time when he served as the Company’s CFO. On September 12, 2008, the Company granted a stock option to Mr. Fabio to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share. The stock option was to vest in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option was further subject to the terms and conditions of a stock option agreement between Mr. Fabio and the Company. Under the terms of the stock option agreement, the stock option agreement terminated and there was no further vesting of the stock option effective as of the date that the director ceased to be a director of the Company. Upon termination of such service, the director would have a specified period of time to exercise vested stock options, if any. The fair value of the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was estimated at $0.74 each, for a total of $37,000, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 123%, risk-free interest rate of 3.32%, expected life of 6.5 years, and a 0% dividend yield. As of Mr. Fabio’s resignation date of January 9, 2009, none of his stock option was vested. Accordingly, the entire stock option to purchase 50,000 shares of common stock was forfeited pursuant to the terms of the stock option agreement. Pursuant to Mr. Fabio’s resignation and the forfeiture of his stock option, stock-compensation expense of $4,928 recorded during the fiscal year ended March 31, 2009 was reversed during the quarter ended March 31, 2009.

(6)	This column reflects the dollar amount recognized for financial statement reporting purposes in accordance with applicable SEC rules and guidance and FAS 123R for stock options, which may include amounts from awards made in and prior to the years shown. For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 7. Stock Options to the Consolidated Financial Statements included in this Form 10-K.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding grants of plan-based awards to the Company’s Named Executive Officers during the fiscal year ended March 31, 2009. The Company does not have any non-equity incentive plans and has therefore omitted the corresponding columns.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards($)(2)
		Threshold (#)	Target (#)	Maximum (#)
Frank J. Fabio (1)	9/12/08	-0-(1)	50,000(1)	-0-	0.83	37,000

(1)	On September 12, 2008, the Company appointed Mr. Frank Fabio to the positions of Chief Financial Officer, Secretary and Director. Mr. Fabio subsequently resigned from his positions with the Company on January 9, 2009. On September 12, 2008, the Board approved a stock option grant to purchase up to 50,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.83 per share. The stock option was to vest in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option was further subject to the terms and conditions of a stock option agreement between Mr. Fabio and the Company. Under the terms of the stock option agreement, the stock option agreement terminated and there was no further vesting of the stock option effective as of the date that the director ceased to be a director of the Company. Upon termination of such service, the director would have a specified period of time to exercise vested stock options, if any. The fair value of the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was estimated at $0.74 each, for a total of $37,000, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 123%, risk-free interest rate of 3.32%, expected life of 6.5 years, and a 0% dividend yield. As of Mr. Fabio’s resignation date of January 9, 2009, none of his stock option was vested. Accordingly, the entire stock option to purchase 50,000 shares of common stock was forfeited pursuant to the terms of the stock option agreement. Pursuant to Mr. Fabio’s resignation and the forfeiture of his stock option, stock-compensation expense of $4,928 recorded during the fiscal year ended March 31, 2009 was reversed during the quarter ended March 31, 2009.

(2)	The grant date fair value of these options was determined in accordance with FAS 123R, using a Black-Scholes option pricing model. For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 7. Stock Options to the Consolidated Financial Statements included in this Form 10-K. The grant date fair value computed in accordance with FAS 123R was the same as that reported in the table above.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

As of March 31, 2009, there were no equity awards that have been previously awarded to each of the Named Executive Officers which remained outstanding.

On October 15, 2008, the Company appointed Mr. Charles Bell to the positions of President, Chief Executive Officer and Director of the Company. Pursuant to an Employment Agreement with Mr. Bell, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of the Company’s common stock, subject to certain vesting requirements, within 60 days of the Employment Agreement. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

OPTION EXERCISES AND STOCK VESTED

During the fiscal year ended March 31, 2009 none of the Named Executive Officers exercised any stock options. As of March 31, 2009, the Company does not have any outstanding and unvested stock awards to any of the Named Executive Officers.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Company does not have any change-of-control or severance agreements with any of its executive officers or directors. In the event of the termination of employment of the Named Executive Officers any and all unexercised stock options shall expire and no longer be exercisable as of the date of the termination.

COMPENSATION OF DIRECTORS

The Company does not pay director compensation to directors who are also employees of the Company. The Company’s Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

  Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of International Energy, Inc.’s size and scope;
  Compensation should align the directors’ interests with the long-term interests of stockholders; and
  Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $2,500 per quarter for their services as directors. Directors are entitled to participate in the Company’s 2002 Stock Plan. The Company also reimburses directors for any actual expenses incurred to attend meetings of the Board.

The following table provides information regarding all compensation paid to the Company’s non-employee directors during the fiscal year ended March 31, 2009.

	Director Compensation
	Fees Earned or Paid in Cash ($) (1)
		Option
Name		Awards ($) (2)	Total ($)
Derek J. Cooper	$7,100	$—	$7,100
Joanne Stephenson (3)	5,000	9,152	14,152
Frank J. Fabio (4)	2,750	—	2,750
Jatinder S. Bhogal (5)	5,000	3,083	8,083
Rakesh Shankar (6)	442	—	442
Total Director Compensation	$20,292	$12,235	$32,527

(1)	The amounts in this column represent the quarterly cash meeting fee earned by or paid to the Company's non-employee directors for service during the fiscal year ended March 31, 2009. Non-employee directors receive quarterly cash compensation of $2,500.

(2)	This column reflects the dollar amount recognized for financial statement reporting purposes in accordance with applicable SEC rules and guidance and FAS 123R for stock options, which may include amounts from awards made in and prior to the years shown. For information regarding significant factors, assumptions and methodologies used in determining the fair value of the Company's stock options, see Note 7. Stock Options to the Consolidated Financial Statements included in this Form 10-K.

(3)	On September 12, 2008, the Company granted a stock option to Ms. Stephenson permitting her to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between Ms. Stephenson and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of the stock option effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the stock option to purchase 50,000 shares of common stock was estimated at $0.74 each, for a total of $37,000, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 123%, risk-free interest rate of 3.32%, expected life of 6.5 years, and a 0% dividend yield.

(4)	On September 12, 2008, the Company appointed Mr. Frank Fabio to the positions of Chief Financial Officer, Secretary and Director. Mr. Fabio subsequently resigned from his positions with the Company on January 9, 2009. On September 12, 2008, the Board approved a stock option grant to purchase up to 50,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.83 per share. The stock option was to vest in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option was further subject to the terms and conditions of a stock option agreement between Mr. Fabio and the Company. Under the terms of the stock option agreement, the stock option agreement terminated and there was no further vesting of the stock option effective as of the date that the director ceased to be a director of the Company. Upon termination of such service, the director would have a specified period of time to exercise vested stock options, if any. The fair value of the stock option granted to Mr. Fabio to purchase 50,000 shares of common stock was estimated at $0.74 each, for a total of $37,000, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 123%, risk-free interest rate of 3.32%, expected life of 6.5 years, and a 0% dividend yield. As of Mr. Fabio’s resignation date of January 9, 2009, none of his stock option was vested. Accordingly, the entire stock option to purchase 50,000 shares of common stock was forfeited pursuant to the terms of the stock option agreement. Pursuant to Mr. Fabio’s resignation and the forfeiture of his stock option, stock-compensation expense of $4,928 recorded during the fiscal year ended March 31, 2009 was reversed during the quarter ended March 31, 2009.

(5)	On October 15, 2008, the Company granted a stock option to Mr. Bhogal permitting him to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on October 15, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between Mr. Bhogal and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of the stock option effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. The fair value of the stock option to purchase 50,000 shares of common stock was estimated at $0.36 each, for a total of $18,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: expected volatility of 128%, risk-free interest rate of 3.40%, expected life of 6.5 years, and a 0% dividend yield.

(2)	Mr. Shankar resigned as a Director on April 30, 2006. Mr. Shankar received $442 in June 2008 for services rendered as a non- employee director during previous fiscal years.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 18, 2009 by (i) all persons who are known to the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Number of Shares Beneficially Owned (1)	Percent of Class(1)

Charles Bell (2) 1200 G Street, NW, Suite 800 Washington, DC 20005	President, Chief Executive Officer, Chief Financial Officer and Director	-0- (2)	-0 - %

Derek Cooper (3) 1200 G Street, NW, Suite 800 Washington, DC 20005	Director, Former President and Chief Executive Officer	-0- (3)	-0 - %

Joanne Stephenson (4) 1200 G Street, NW, Suite 800 Washington, DC 20005	Director	-0-(4)	-0 - %

Jatinder Bhogal (5) 1200 G Street, NW, Suite 800 Washington, DC 20005	Director	-0-(5)	-0 - %

Harmel S. Rayat (6) 216 – 1628 West 1 Avenue Vancouver, BC V6J 1G1	Stockholder, Former Chief Financial Officer, Director, Secretary and Treasurer	16,379,167(6)	38.8%

Greg O’Reilly (7) 25 Oakland Avenue Jersey City, NJ 07306	Former President, CEO and Director	-0- (7)	-0 - %

Frank J. Fabio (8) 670 Broadway Massapequa, NY 11758	Former Chief Financial Officer, Secretary and Director	-0-(8)	-0 - %

Ranjit Bhogal (9) 1962 Knox Rd. Vancouver, British Columbia, V6T 1S6	Stockholder	4,950,000(9)	11.7%

Jeet Sidhu (10) 5667 Sunrise Crescent West Surrey, British Columbia, V3S 7M4	Stockholder	3,000,000(10)	7.1%

Kundan Rayat	Stockholder	3,120,000	7.4%
54-8533 Cumberland Pl
Burnaby, British Columbia, V6B 6E4

All Directors and Officers as a Group (4 persons)		-0-	-0 - %

(1)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 42,249,166 shares of common stock issued and outstanding on a fully diluted basis as of May 18, 2009. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of May 18, 2009 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)

On October 15, 2008, the Company appointed Mr. Charles Bell to the positions of President, Chief Executive Officer and Director of the Company. Pursuant to an Employment Agreement with Mr. Bell, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of the Company’s common stock, subject to certain vesting requirements, within 60 days of the Employment Agreement. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

(3)	Mr. Cooper resigned as an officer of the Company on August 1, 2008.

(4)	On September 12, 2008, the Company granted a stock option to Ms. Stephenson permitting her to purchase, subject to applicable vesting provisions, 50,000 shares of common stock at an exercise price of $0.83 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between Ms. Stephenson and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of the stock option effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any. As of May 18, 2009 and within 60 days of May 18, 2009, none of the vesting requirements of the 50,000 stock options will be met and thus none of the 50,000 stock options were exercisable. Thus, they are excluded from the beneficial ownership table above.

(5)	On October 15, 2008, the Company granted a stock option to Mr. Bhogal permitting him to purchase, subject to applicable vesting provisions, 50,000 shares of the Company’s common stock at an exercise price of $0.40 per share. Each stock option vests in five equal annual installments of 10,000 options each, commencing on October 15, 2009, and annually thereafter. The stock option is further subject to the terms and conditions of a stock option agreement between Mr. Bhogal and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of the stock option effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have a specified period of time to exercise vested stock options, if any.

As of May 18, 2009 and within 60 days of May 18, 2009, none of the vesting requirements of the 50,000 stock options will be met and thus none of the 50,000 stock options were exercisable. Thus, they are excluded from the beneficial ownership table above.

(6)	Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Rayat. Mr. Rayat resigned as a Director and officer of the Company on September 10, 2008.

(7)	Mr. O’Reilly was appointed to the positions of President and CEO on August 1, 2008 to fill the vacancy created by the resignation of Mr. Cooper. Pursuant to an Employment Agreement with Mr. O’Reilly, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of the Company’s common stock, subject to certain vesting requirements within 60 days of the Employment Agreement. On October 15, 2008, Mr. O’Reilly resigned his positions with the Company, for health related reasons. As of Mr. O’Reilly’s resignation date, the Company had not granted or executed the stock option agreement with Mr. O’Reilly.

(8)	On September 12, 2008, the Company appointed Mr. Frank Fabio to the positions of Chief Financial Officer, Secretary and Director. Mr. Fabio subsequently resigned from his positions with the Company on January 9, 2009. On September 12, 2008, the Board approved a stock option grant to purchase up to 50,000 shares of the Company’s common stock, subject to certain vesting requirements, at an exercise price of $0.83 per share. The stock option was to vest in five equal annual installments of 10,000 options each, commencing on September 12, 2009, and annually thereafter. The stock option was further subject to the terms and conditions of a stock option agreement between Mr. Fabio and the Company. Under the terms of the stock option agreement, the stock option agreement terminated and there was no further vesting of the stock option effective as of the date that the director ceased to be a director of the Company. Upon termination of such service, the director would have a specified period of time to exercise vested stock options, if any. As of Mr. Fabio’s resignation date of January 9, 2009, none of his stock option was vested. Accordingly, the entire stock option to purchase 50,000 shares of common stock was forfeited pursuant to the terms of the stock option agreement.

(9)	Represents a stock option granted on June 10, 2005 to purchase 4,950,000 shares of the Company’s common stock at an exercise price of $0.13 per share. The stock option expires on June 10, 2015. The stock option is fully vested and exercisable as of May 18, 2009.

(10)	Represents a stock option granted on June 10, 2005 to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.13 per share. The stock option expires on June 10, 2015. The stock option is fully vested and exercisable as of May 18, 2009.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Salaries and benefits

During the year ended March 31, 2009 the Company incurred $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, the former President, Chief Executive Officer, and Director of the Company. Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008. Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company. During the year ended March 31, 2009, the Company incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

On October 15, 2008, pursuant to an Employment Agreement between the Company and Mr. Bell, the Company agreed to grant a stock option to Mr. Bell within 60 days of the Employment Agreement to purchase 750,000 shares of common stock. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement. Accordingly, the Company did not record any stock compensation expense related to this stock option.

Director fees

During the years ended March 31, 2009 and 2008, the Company incurred $32,527 and $4,700 in non-employee director fees. Included in this amount for the year ended March 31, 2009 is $12,235 of stock-based compensation expense for options previously granted and vesting over time. Please refer to “ITEM 11: EXECUTIVE COMPENSATION, COMPENSATION OF DIRECTORS.”

Accrued management fees

During the year ended March 31, 2009, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Director Independence

Please refer to “ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Peterson Sullivan, LLP currently serves as the Company’s independent auditors. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's auditors, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

The Company does not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan, LLP for the years ended March 31, 2009 and 2008.

	Year Ended	Year Ended
	March 31,	March 31,
	2009	2008
Audit fees	$19,178	$16,068
Audit-related fees	-	-
Tax fees	7,191	-
All other fees	-	-
Total	$26,369	$16,068

Audit Fees

Audit Fees for the years ended March 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan, LLP for the audit of the consolidated financial statements included in the Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended March 31, 2009 and 2008.

Tax Fees

Tax Fees for the years ended March 31, 2009 and 2008 consist of the aggregate fees billed by Peterson Sullivan, LLP for tax compliance, tax advice and tax planning.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of March 31, 2009 and 2008
  Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008 and from Inception (November 6, 1998) to March 31, 2009
  Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (November 6, 1998) to March 31, 2009
  Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008 and from Inception (November 6, 1998) to March 31, 2009
  Notes to Consolidated Financial Statements

2. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Energy, Inc.
(Registrant)

June 23, 2009	By: /s/ Charles Bell
President, Chief Executive Officer,
Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bell	President, Chief Executive Officer,	June 23, 2009
Charles Bell	Chief Financial Officer, Director

/s/ Jatinder S. Bhogal	Director	June 23, 2009
Jatinder S. Bhogal

/s/ Derek J. Cooper	Director	June 23, 2009
Derek J. Cooper

/s/ Joanne Stephenson	Director	June 23, 2009
Joanne Stephenson

Exhibit Index

Exhibit No.	Description of Exhibit
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.