Form 10-Q
period 2009-06-30
INTERNATIONAL ENERGY, INC.
filed 2009-08-13
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)  Yes  ☐. No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of Common Stock, par value $0.001, were outstanding on August 1, 2009.

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND MARCH 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	March 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$1,144,376	$1,248,746
Other current assets	1,807	13,558
Total current assets	1,146,183	1,262,304

Total assets	$1,146,183	$1,262,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$52,481	$26,029
Accrued liabilities	29,835	29,835
Warrant liability	168,577	-
Total current liabilities	250,893	55,864

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and March 31, 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at June 30, 2009 and March 31, 2009	42,249	42,249
Additional paid-in capital	3,747,127	4,490,515
Deficit accumulated during the development stage	(2,894,086)	(3,326,324)

Total stockholders' equity	895,290	1,206,440

Total liabilities and stockholders' equity	$1,146,183	$1,262,304

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2009	2008	2009

Revenue	$-	$-	$-

Operating expenses
Investor relations	7,108	363,700	787,008
Director fees - related party	13,779	442	262,574
Research and development	29,835	29,835	255,498
Professional fees	58,185	27,565	474,094
Salaries and benefits	28,400	18,849	1,168,729
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	11,530	47,367	318,155
Total operating expenses	148,837	487,758	3,426,108

Operating loss	(148,837)	(487,758)	(3,426,108)

Other income (expense)
Interest income	-	8,878	34,713
Interest expense	-	(1)	(77,480)
Change in fair value of warrant liability	(102,942)	-	(102,942)
Loss on disposal of fixed assets	-	-	(9,800)
Foreign exchange gain (loss)	(15)	(1,129)	3,499
Total other income (expense)	(102,957)	7,748	(152,010)

Net loss	$(251,794)	$(480,010)	$(3,578,118)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	42,249,166	40,409,673

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	$ 42,249	$ 4,490,515	$ -	$ (3,326,324)	$ 1,206,440

Stock based compensation expense	-	-	6,279	-	-	6,279

Cumulative adjustment upon adoption of EITF 07-5	-	-	(749,667)	-	684,032	(65,635)

Loss, three months ended June 30, 2009	-	-	-	-	(251,794)	(251,794)

Balance, June 30, 2009	42,249,166	$ 42,249	$ 3,747,127	$ -	$ (2,894,086)	$ 895,290
(The accompanying notes are an integral part of these consolidated financial statements) 5

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(251,794)	$(480,010)	$(3,578,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	595	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	102,942	-	102,942
Stock based compensation expense	6,279	-	858,493
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Decrease (increase) in other current assets	11,751	-	(1,807)
Increase in accounts payable	26,452	1,697	52,481
Increase (decrease) in accrued liabilities	-	(43,440)	29,835
Net cash used in operating activities	(104,370)	(521,158)	(2,355,056)

Cash flows from investing activities
Purchase of property and equipment	-	(10,395)	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	(10,395)	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	1,871,000	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	1,871,000	3,627,500

Increase (decrease) in cash and cash equivalents	(104,370)	1,339,447	1,144,376

Cash and cash equivalents at beginning of period	1,248,746	797,725	-

Cash and cash equivalents at end of period	$1,144,376	$2,137,172	$1,144,376

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$1	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$60,000	$60,000
(The accompanying notes are an integral part of these consolidated financial statements) 6

INTERNATIONAL ENERGY, INC. (Formerly “e.Deal.net, Inc.”) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2009 (Expressed in U.S. dollars) (Unaudited)

Note 1. Organization and Nature of Operations

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

On September 17, 2007, the Company commenced the development and acquisition of alternative renewable energy technologies through International Energy Corp., by entering into a research agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis. The goal of the UOC Research Agreement is to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae.

Note 2. Going Concern Uncertainties

The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company is a development stage company, has an accumulated deficit of $2,894,086 as of June 30, 2009, and does not have positive cash flows from operating activities. Additionally, the Company has expended a significant amount of cash in developing its technologies. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of International Energy, Inc, include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position of the Company as of June 30, 2009 and March 31, 2009, and the consolidated results of operations and cash flows for the three months ended June 30, 2009 and 2008 and the cumulative period since inception (November 6, 1998) to June 30, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim consolidated financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2009 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals” (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). All existing accounting standards documents are superseded as described in SFAS 168 and all other accounting literature not included in SFAS 168 is nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168, effective July 1, 2009, the beginning of its third quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through August 13, 2009, which is the date on which these financial statements were issued.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement 157” (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on April 1, 2009, the beginning of its fiscal year 2010. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. In October 2008, the FASB issued SFAS Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company’s consolidated financial statements. In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value. FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 on April 1, 2009, the beginning of its first quarter ended June 30, 2009. The application of FSP 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures pursuant to FSP 107-1 in this Form 10-Q for the quarter ended June 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15,

2008. The Company adopted EITF 07-5 on April 1, 2009. See Note 8. “Warrants” for disclosure of the impact that EITF 07-5 had on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted SFAS 160 on April 1, 2009, the beginning of its fiscal year 2010. SFAS No. 160 did not have an effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 141R on April 1, 2009, the beginning of its fiscal year 2010. SFAS 141R did not have an effect on the Company’s consolidated financial statements.

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

Excluded from the computation of diluted net loss per share for the three months ended June 30, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 10,933,334 and 17,713,334 shares of common stock with weighted-average exercise prices of $0.26 and $0.18 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008

Numerator - net loss	$ (251,794)	$ (480,010)

Denominator - weighted average number
of common shares outstanding - basic and diluted	42,249,166	40,409,673

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

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

As of June 30, 2009, the Company has paid UOC a total of $208,845 and accrued an additional $29,835 related to the UOC Research Agreement. In addition to contractual obligations pursuant to the UOC Research Agreement, the Company has reimbursed UOC a total of $10,958 for other out-of-pocket costs, none of which is included in research and development expense for the three months ended June 30, 2009 and 2008.

Note 6. Capital Stock

Preferred Stock

At June 30, 2009, there were 1,000,000 shares of preferred stock having a par value of $0.01 per share authorized, of which no shares were issued and outstanding. The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

Common Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit. Each Unit consisted of one share (collectively “Unit Shares”) of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance. In connection with the 2008 Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors. On July 17, 2009, the Company received a Notice of Effectiveness from the Securities and Exchange Commission (the “SEC”) registering the Unit Shares and additional shares held by certain selling stockholders in private transactions.

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Series B Warrants fall under the scope of EITF 07-5 pursuant to which the Series B Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective April 1, 2009, the beginning of the Company’s fiscal year 2010. As of June 30, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units do not have any registration rights but otherwise have the same terms and conditions as the Units.

At the time of grant, the fair value of the Series B warrants as calculated using the Black-Scholes model was $5,330,000. The proceeds from the 2008 Private Placement allocated to the warrants were $1,066,000.

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

A summary of the Company’s stock option activity for the three months ended June 30, 2009 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at March 31, 2009 and June 30, 2009	8,050,000	$ 0.14	5.99 years	$ 874,500

Exercisable at June 30, 2009	7,950,000	$ 0.13	5.95 years	$ 874,500

Available for grant at June 30, 2009	11,900,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

There were no stock options exercised during the three months ended June 30, 2009 and 2008.

At June 30, 2009, the Company had unvested stock options to purchase 100,000 shares of the Company’s common stock at a weighted average fair value of $0.55 per share.

During the three months ended June 30, 2009 and 2008 stock-based compensation expense of $6,279 and $0 was recognized for options previously granted and vesting over time. As of June 30, 2009, the Company had $36,486 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 4.50 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

				Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.13			7,950,000	5.95	$0.13	7,950,000	5.95	$0.13
0.40			50,000	9.30	0.40	—	—	—
0.83			50,000	9.21	0.83	—	—	—
$0.13	-	$0.83	8,050,000	5.99	$0.14	7,950,000	5.95	$0.13

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

On April 17, 2008, the Company completed the 2008 Private Placement (see Note 6. “Capital Stock”). Pursuant to the 2008 Private Placement and payment of a commission to a broker dealer, the Company issued 4,100,000 Series B Warrants, each to purchase a share of common stock at $0.60 per share, expiring on April 17, 2010.

As of June 30, 2009, there were 2,883,334 Series B Warrants outstanding, all of which were fully vested.

Warrant Liability

On April 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The Company determined that its Series B Warrants contained a Dilutive Issuance provision. As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company accounts for its warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability as of June 30, 2009 using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 140.80%, risk-free rate 0.56%, and term of 0.80 years. The Company recorded a non-cash loss related to the Series B Warrants of $102,942 for the three months ended June 30, 2009, which was recorded in other expense.

The following reconciles the warrant liability for the three months ended June 30, 2009:

Beginning Balance, April 1, 2009	$65,635
Change in fair value of warrant liability	102,942
Ending Balance, June 30, 2009	$168,577

Note 9. Related Party Transactions

Salaries and benefits

The Company appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date. During the three months ended June 30, 2009 the Company incurred $28,400 in cash wages and benefits expense for services rendered by Mr. Bell.

Director fees

During the three months ended June 30, 2009 and 2008, the Company incurred $13,779 and $442 in non-employee director fees. Included in the amount for the three months ended June 30, 2009 is $6,279 of stock-based compensation expense for options previously granted and vesting over time.

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

Note 11. Subsequent Events

In accordance with SFAS 165, the Company has evaluated subsequent events through August 13, 2009, which is the date on which these financial statements were issued. There have not been any events subsequent to June 30, 2009 that would require disclosure in the financial statements or that would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows for the three months ended June 30, 2009 and 2008 and the cumulative perid since inception (November 6, 1998) to June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended June 30, 2009, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

As of June 30, 2009, the Company has paid UOC a total of $208,845 and accrued an additional $29,835 related to the UOC Research Agreement. In addition to contractual obligations pursuant to the UOC Research Agreement, the Company has reimbursed UOC a total of $10,958 for other out-of-pocket costs, none of which is included in research and development expense for the three months ended June 30, 2009 and 2008.

Results of Operations

A summary of the Company’s operating expenses for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended
	June 30,		Percentage
	2009	2008	Change

Operating expenses
Investor relations	$7,108	$363,700	(98)%
Director fees - related party	13,779	442	3,017
Research and development	29,835	29,835	-
Professional fees	58,185	27,565	111
Salaries and benefits	28,400	18,849	51
Other operating expenses	11,530	47,367	(76)
Total operating expenses	$148,837	$487,758	(69)%

                Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

In November 2007 the Company retained the services of an investor relations firm which resulted in the completion of raising gross proceeds of $2,400,000 under the terms of the 2008 Private Offering, which closed in April 2008. From April 2008 through September 2008, the Company continued to utilize the investor relations firm for increased publicity of its technology within the investor community and market place, paying the investor relations firm $363,700 during the three month period ending June 30, 2008.

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

The increase in director fees during the three months ended June 30, 2009 compared to the same period in 2008 is due to the appointment of two new directors. The Company granted stock options to each of these directors. As a result, included in director fees for the three months ended June 30, 2009 is $6,279 of stock-based compensation expense related to these stock options that vest over time. In addition to the stock-based compensation expense, the Company incurred $7,500 in cash compensation expense during the three months ended June 30, 2009 related to the Company’s current three non-employee directors.

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

Professional fees increased $30,620 during the three months ended June 30, 2009 compared to the same period in 2008 substantially due to increases in legal fees of approximately $8,500 and accounting and audit related fees of approximately $22,600. The increase in legal fees is primarily attributable to the Company filing amended Form S-1’s and the preparation of a response to an SEC comment letter.

The increase in accounting and audit related fees is primarily the result of the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada. Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties resulting in an increase in accounting fees of approximately $11,800. Audit and audit related fees increased by approximately $10,800 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Audit related fees include the review of the amended Form S-1’s and the response to an SEC comment letter.

                Salaries and benefits

Salaries and benefits for the three months ended June 30, 2009 consists entirely of amounts paid to and on behalf of Mr. Charles Bell. The Company appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.

Salaries and benefits for the three months ended June 30, 2008 consists of amounts paid to employees in the Vancouver, Canada office. Effective June 1, 2008, the Company needed additional back-office support. As a result, the Company began paying salaries to administrative support employees in the Vancouver, Canada office. Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office.

                Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses decreased $35,837 during the three months ended June 30, 2009 compared to the same period in 2008 substantially due to a decrease in travel and entertainment related expense of approximately $30,700. During the prior year, the Company was publicizing its technology within the investor community and market place, which required significant travel.

Other income (expense)

A summary of the Company’s other income (expense) for the three months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended
	June 30,		Percentage
	2009	2008	Change

Other income (expense)
Interest income	$-	$8,878	(100)%
Interest expense	-	(1)	(100)
Change in fair value of warrant liability	(102,942)	0	*
Foreign exchange gain (loss)	(15)	(1,129)	(99)
Total other income (expense)	$(102,957)	$7,748	(1,429)%

                Interest income

Interest income for the three months ended June 30, 2008 represents interest earned on proceeds received as a result of the 2008 Private Placement (see “Liquidity and Capital Resources: 2008 Private Placement” below). The Company’s interest-bearing bank account was maintained at a financial institution located in Canada. Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada. As a result, the Company also closed the bank account at the Canadian financial institution and transferred all of its cash to a non-interest bearing account at an U.S. financial institution.

                Change in fair value of warrant liability

On April 1, 2009, the Company adopted EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The Company determined that its Series B Warrants contained a Dilutive Issuance provision. As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company accounts for its warrant liability in accordance with SFAS 157. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability using a Black-Scholes model (Level 3 inputs) containing the following assumptions: volatility 140.80%, risk-free rate 0.56%, and term of 0.80 years. The Company recorded a non-cash loss related to the Series B Warrants of $102,942 for the three months ended June 30, 2009, which was recorded in other expense.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative losses of $2,894,086 through June 30, 2009 and does not have positive cash flows from operating activities. Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands. The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary. The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2009, the Company had cash and cash equivalents of $1,144,376. The Company has financed its operations primarily from funds received pursuant to the 2008 Private Placement completed by the Company in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $104,370 for the three months ended June 30, 2009, compared to net cash used of $521,158 for the same period in 2008. The decrease in cash used was substantially due to decreases in investor relations costs of $356,592, and other operating expense of $35,837 substantially due to a decrease in travel and entertainment related expense. See “Results of Operations” above for discussion regarding the decreases in these expenses.

Net cash used in investing activities was $0 for the three months ended June 30, 2009, compared to $10,395 during the same period in 2008. During the three months ended June 30, 2008, the Company purchased $10,395 of equipment all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $0 for the three months ended June 30, 2009 compared to $1,871,000 for the same period in 2008. During the three months ended June 30, 2008, the Company received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants.

2008 Private Placement

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit. Each Unit consisted of one share (collectively “Unit Shares”) of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance. In connection with the 2008 Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors. On July 17, 2009, the Company received a Notice of Effectiveness from the Securities and Exchange Commission (the “SEC”) registering the Unit Shares and additional shares held by certain selling stockholders in private transactions.

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Series B Warrants

(“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price. Accordingly, the Series B Warrants fall under the scope of EITF 07-5 pursuant to which the Series B Warrants are not considered indexed to the Company’s own stock and do not meet the scope exception in paragraph 11(a) of FASB 133 and therefore need to be accounted for as a derivative, effective April 1, 2009, the beginning of the Company’s fiscal year 2010. As of June 30, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units do not have any registration rights but otherwise have the same terms and conditions as the Units.

At the time of grant, the fair value of the Series B warrants as calculated using the Black-Scholes model was $5,330,000. The proceeds from the 2008 Private Placement allocated to the warrants were $1,066,000.

Related Party Transactions

Salaries and benefits

The Company appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date. During the three months ended June 30, 2009 the Company incurred $28,400 in cash wages and benefits expense for services rendered by Mr. Bell.

Director fees

During the three months ended June 30, 2009 and 2008, the Company incurred $13,779 and $442 in non-employee director fees. Included in the amount for the three months ended June 30, 2009 is $6,279 of stock-based compensation expense for options previously granted and vesting over time.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company’s contractual obligations consist of payments under its corporate office operating lease in Washington DC, a business office lease in Bel Air, Maryland, and the UOC Research Agreement as discussed above. The Company has future minimum lease payments of $4,100 and $29,835 pursuant to the UOC Research Agreement.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 3. “Presentation of Interim Information” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T. Controls and Procedures (a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits

31.1        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________________

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Energy, Inc. (Registrant)

August 13, 2009	By: /s/ Charles Bell Charles Bell President, Chief Executive Officer, Chief Financial Officer, Director