Form 10-Q
period 2009-09-30
INTERNATIONAL ENERGY, INC.
filed 2009-11-05
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of Common Stock, par value $0.001, were outstanding on November 2, 2009.

Item 1.   Financial Statements

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND MARCH 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	March 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$1,002,837	$1,248,746
Prepaid expenses and other current assets	430	13,558
Total current assets	1,003,267	1,262,304

Total assets	$1,003,267	$1,262,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$18,295	$26,029
Accrued liabilities	364	29,835
Warrant liability	77,503	-
Total current liabilities	96,162	55,864

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2009 and March 31, 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at September 30, 2009 and March 31, 2009	42,249	42,249
Additional paid-in capital	3,753,098	4,490,515
Deficit accumulated during the development stage	(2,888,242)	(3,326,324)

Total stockholders' equity	907,105	1,206,440

Total liabilities and stockholders' equity	$1,003,267	$1,262,304

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

					From Inception (November 6, 1998)to September 30, 2009
	Three Months Ended September 30,		Six Months Ended September 30,

	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Operating expenses
Investor relations	6,825	177,800	13,933	541,500	793,833
Director fees - related party	13,471	4,758	27,250	5,200	276,045
Research and development	-	39,899	29,835	69,734	255,498
Professional fees	30,124	41,535	88,309	69,099	504,218
Salaries and benefits	24,902	132,195	53,302	151,044	1,193,631
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Other operating expenses	10,001	74,223	21,531	121,591	328,156
Total operating expenses	85,323	470,410	234,160	958,168	3,511,431

Operating loss	(85,323)	(470,410)	(234,160)	(958,168)	(3,511,431)

Other income (expense)
Interest income	-	6,703	-	15,581	34,713
Interest expense	-	(194)	-	(195)	(77,480)
Change in fair value of warrant liability	91,074	-	(11,868)	-	(11,868)
Loss on disposal of fixed assets	-	(9,800)	-	(9,800)	(9,800)
Foreign exchange gain	93	1,386	78	257	3,592
Total other income (expense)	91,167	(1,905)	(11,790)	5,843	(60,843)

Net income (loss)	$5,844	$(472,315)	$(245,950)	$(952,325)	$(3,572,274)

Net income (loss) per common share - basic	$0.00	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per common share - diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	42,249,166	42,249,166	42,249,166	41,324,394
Weighted average number of common shares outstanding - diluted	46,462,217	42,249,166	42,249,166	41,324,394

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	12,250	-	-	12,250

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Loss, six months ended September 30, 2009	-	-	-	-	(245,950)	(245,950)

Balance, September 30, 2009	42,249,166	$ 42,249	$ 3,753,098	$-	$ (2,888,242)	$ 907,105

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Six Months Ended		(November 6, 1998) to
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(245,950)	$(952,325)	$(3,572,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	595	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	11,868	-	11,868
Stock based compensation expense	12,250	1,408	864,464
Loss on disposal of fixed assets	-	9,800	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	13,128	(3,451)	(430)
Increase (decrease) in accounts payable	(7,734)	25,517	18,295
Increase (decrease) in accrued liabilities	(29,471)	(52,665)	364
Decrease in accrued management fees	-	(162,945)	-
Net cash used in operating activities	(245,909)	(1,134,066)	(2,496,595)

Cash flows from investing activities
Purchase of property and equipment	-	(10,395)	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	(10,395)	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	1,871,000	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	1,871,000	3,627,500

Increase (decrease) in cash and cash equivalents	(245,909)	726,539	1,002,837

Cash and cash equivalents at beginning of period	1,248,746	797,725	-

Cash and cash equivalents at end of period	$1,002,837	$1,524,264	$1,002,837

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$195	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$60,000	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.

(Formerly “e.Deal.net, Inc.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company was initially incorporated for the purpose of providing a platform for providing automotive information to, and connecting, buyers and sellers of pre-owned automobiles through the Internet. The Company was not successful in its efforts and during 2005, started winding down its online automotive business activities.  In November 2006, the Company ceased providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations, and cash flows related to e.Deal Enterprises Corp. were not classified as discontinued operations as the amounts were not significant.

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada.  From November 2006 through August 31, 2007, the Company focused solely on petroleum and natural gas exploration. The Company acquired exploration rights under land leases located in the State of Utah.  The Company’s proposed exploration program was unable to exploit these leases due to a lack of adequate drilling rigs and equipment as well as qualified personnel.  The Company determined that its primary focus should remain on energy and therefore, beginning in September 2007, the Company redirected its focus from oil and gas exploration to the acquisition, development and commercialization of alternative renewable energy technologies.  The assets and liabilities, the results of operations, and cash flows related to petroleum and natural gas exploration were not classified as discontinued operations as the amounts were not significant.

On September 17, 2007, the Company commenced the development and acquisition of alternative renewable energy technologies through International Energy Corp., by entering into a research agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis.  The goal of the UOC Research Agreement was to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae.

The Company is currently reviewing research outcomes from the UOC Research Agreement, which expired on September 16, 2009, in order to identify complimentary product development opportunities or, alternatively, advance its research and development through renewal of the UOC Research Agreement.

Note 2.  Going Concern Uncertainties

The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company is a development stage company, has an accumulated deficit of $2,888,242 as of September 30, 2009, and does not have positive cash flows from operating activities. Additionally, the Company has expended a significant amount of cash in developing its technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of International Energy, Inc, include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position of the Company as of September 30, 2009 and March 31, 2009, and the consolidated results of operations and cash flows for the three and six months ended September 30, 2009 and 2008 and the cumulative period since inception (November 6, 1998) to September 30, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

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

Note 4.  Summary of Significant Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.  Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the three months ended September 30, 2009 and 2008, the Company incurred $0 and $39,899 on research and development activities.  During the six months ended September 30, 2009 and 2008, the Company incurred $29,835 and $69,734 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 8. “Stock Options” and Note 9. “Warrants” for additional information on the Company’s stock-based compensation plans.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162” (SFAS 168).  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted SFAS 168, effective July 1, 2009, the beginning of its second quarter ended September 30, 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

Note 5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable.

During the three months ended September 30, 2009, stock options and warrants to purchase 2,983,334 shares of common stock with a weighted-average exercise price of $0.60 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

During the three months ended September 30, 2008 and the six months ended September 30, 2009 and 2008, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive. Excluded from the computation of diluted net loss per share for the six months ended September 30, 2009, because their effect would be antidilutive, are stock options and warrants to acquire 10,933,334 shares of common stock with a weighted-average exercise price of $0.26 per share.  Excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 17,813,334 shares of common stock with a weighted-average exercise price of $0.18 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the six months ended September 30, 2009 and the three and six months ended September 30, 2008, basic and diluted net income (loss) per share are the same for those periods.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator - net income (loss)	$ 5,844	$ (472,315)	$ (245,950)	$ (952,325)

Denominator - weighted average number
of common shares outstanding:
Basic	42,249,166	42,249,166	42,249,166	41,324,394
Diluted	46,462,217	42,249,166	42,249,166	41,324,394

Basic net income (loss) per common share	$ 0.00	$ (0.01)	$ (0.01)	$ (0.02)
Diluted net income (loss) per common share	$ 0.00	$ (0.01)	$ (0.01)	$ (0.02)

Note 6. UOC Research Agreement

On September 17, 2007, the Company, through its wholly owned subsidiary, International Energy Corp., entered into the UOC Research Agreement in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract was for a period of two years, ending on September 16, 2009. The Company could negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company had the right to apply for a patent on any invention made through the research.  The Company agreed to pay a total of $238,680 to UOC for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

As of September 30, 2009, the Company has paid UOC the total contractual amount of $238,680 related to the UOC Research Agreement.  In addition to contractual obligations pursuant to the UOC Research Agreement, the Company has reimbursed UOC a total of $10,958 for other out-of-pocket costs, of which $0 and $10,064 is included in research and development expense for the three and six months ended September 30, 2009 and 2008.

The Company is currently reviewing research outcomes from the UOC Research Agreement (the “UOC Outcomes”), which expired on September 16, 2009, in order to identify complimentary product development opportunities or, alternatively, continue to advance its research and development through renewal of the UOC Research Agreement. The Company has initiated preliminary discussions with UOC regarding potential renewal of the UOC Research Agreement; the terms and conditions of any such renewal will in part be based on results of the Company’s analysis and review of the UOC Outcomes; there is no assurance that the Company will be able to renew the UOC Research Agreement or that it will be able to do so on terms and conditions which it may consider favorable. The Company is also pursuing the possibility of acquiring other technologies. If the Company is unable, or decides not to renew the UOC Research Agreement, it may more fully focus its attention on such other technologies.

Note 7. Capital Stock

Preferred Stock

At September 30, 2009, there were 1,000,000 shares of preferred stock having a par value of $0.01 per share authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.  Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

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

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Series B Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of September 30, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  See Note 9. “Warrants.”

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

Note 8. Stock Options

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

The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and expected forfeiture rates, all of which impact the fair value of the stock option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term.  The Company does not anticipate declaring dividends in the foreseeable future.  Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option.  The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options.  The Company recognizes compensation expense for only the portion of stock options that are expected to vest.  Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates.  To date, the Company has experienced minimal forfeitures, which did not impact the fair value of the stock option grants.  If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods.

A summary of the Company’s stock option activity for the six months ended September 30, 2009 and related information follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (1)	Value (1)

Outstanding at March 31, 2009 and September 30, 2009	8,050,000	$ 0.14	5.74 years	$ 1,272,000

Exercisable at September 30, 2009	7,960,000	$ 0.13	5.70 years	$ 1,272,000

Available for grant at September 30, 2009	11,900,000

(1) The weighted average remaining contractual term and aggregate intrinsic value are as of September 30, 2009.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

There were no stock options exercised during the three and six months ended September 30, 2009 and 2008.

At September 30, 2009, the Company had unvested stock options to purchase 90,000 shares of the Company’s common stock at a grant date weighted average fair value of $0.59 per share.

During the three months ended September 30, 2009 and 2008 stock-based compensation expense of $5,971 and $1,408 was recognized for options previously granted and vesting over time. During the six months ended September 30, 2009 and 2008 stock-based compensation expense of $12,250 and $1,408 was recognized for options previously granted and vesting over time. As of September 30, 2009, the Company had $30,515 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 4.25 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

			Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.13			7,950,000	5.70	$0.13	7,950,000	5.70	$0.13
0.40			50,000	9.04	0.40	—	—	—
0.83			50,000	8.95	0.83	10,000	8.95	0.83
$0.13	-	$0.83	8,050,000	5.74	$0.14	7,960,000	5.70	$0.13

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9. Warrants

On April 17, 2008, the Company completed the 2008 Private Placement (see “Note 7. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to a broker dealer, the Company issued 4,100,000 Series B Warrants, each to purchase a share of common stock at $0.60 per share, expiring on April 17, 2010.

As of September 30, 2009, there were 2,883,334 Series B Warrants outstanding, all of which were fully vested.

Warrant Liability

On April 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity, (formerly Emerging Issues Task Force (EIFT) 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”).  The Company determined that its Series B Warrants contained a Dilutive Issuance provision.  As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company’s Series B Warrants are considered derivative financial liabilities and are therefore required to be adjusted to fair value each quarter.  Fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company has valued its warrant liability at September 30, 2009 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 101.68%, risk-free interest rate of 0.18%, and expected term of 0.55 years.  The Company recorded a non-cash gain related to the Series B Warrants of $91,074 for the three months ended September 30, 2009 and a non-cash loss of $11,868 for the six months ended September 30, 2009.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the Series B Warrants, prior to their expiration date of April 17, 2010, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Series B Warrants at September 30, 2009.

The following reconciles the warrant liability for the six months ended September 30, 2009:

Beginning Balance, April 1, 2009	$65,635
Change in fair value of warrant liability	11,868
Ending Balance, September 30, 2009	$77,503

Note 10. Related Party Transactions

Salaries and benefits

Mr. Greg O’Reilly, was appointed President, Chief Executive Officer, and Director of the Company on August 1, 2008.  During the three and six months ended September 30, 2008 the Company incurred $20,958 in wages and benefits expense for services rendered by Mr. Greg O’Reilly.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.

During the three and six months ended September 30, 2009 the Company incurred $24,902 and $53,302 in wages and benefits expense for services rendered by Mr. Bell.

Director fees

During the three months ended September 30, 2009 and 2008, the Company incurred $13,471 and $4,758 in non-employee director fees.  Included in the amount for the three months ended September 30, 2009 and 2008 is $5,971 and $1,408 of stock-based compensation expense for stock options previously granted and vesting over time.

During the six months ended September 30, 2009 and 2008, the Company incurred $27,250 and $5,200 in non-employee director fees.  Included in the amount for the six months ended September 30, 2009 and 2008 is $12,250 and $1,408 of stock-based compensation expense for stock options previously granted and vesting over time.

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

Note 12.  Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, which is the date on which these consolidated financial statements were issued.  There have not been any events subsequent to September 30, 2009 that would require additional disclosure in the consolidated financial statements or that would have a material impact on the Company’s consolidated financial position as of September 30, 2009 and March 31, 2009, and the results of operations, or cash flows for the three and six months ended September 30, 2009 and 2008 and the cumulative period since inception (November 6, 1998) to September 30, 2009.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q, and specifically in the items entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of International Energy, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

The Company’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

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

International Energy Corp., a wholly owned subsidiary of International Energy, Inc., through a research agreement with The Regents of the University of California (“UOC”) was developing leading edge technologies for the production of biofuels derived directly from the photosynthesis of green microalgae, which can accumulate up to 30% of their biomass in the form of valuable biofuels.  The Company was seeking to develop biofuels from the conversion of water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae.

Because the Company is a smaller reporting company certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

UOC Research Agreement

On September 17, 2007, International Energy, Inc., through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract was for a period of two years, ending on September 16, 2009. The Company could negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company had the right to apply for a patent on any invention made through the research.  The Company agreed to pay a total of $238,680 to UOC for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

As of September 30, 2009, the Company has paid UOC the total contractual amount of $238,680 related to the UOC Research Agreement.  In addition to contractual obligations pursuant to the UOC Research Agreement, the Company has reimbursed UOC a total of $10,958 for other out-of-pocket costs, of which $0 and $10,064 is included in research and development expense for the three and six months ended September 30, 2009 and 2008.

The Company is currently reviewing research outcomes from the UOC Research Agreement (the “UOC Outcomes”), which expired on September 16, 2009, in order to identify complimentary product development opportunities or, alternatively, continue to advance its research and development through renewal of the UOC Research Agreement. The Company has initiated preliminary discussions with UOC regarding potential renewal of the UOC Research Agreement; the terms and conditions of any such renewal will in part be based on results of the Company’s analysis and review of the UOC Outcomes; there is no assurance that the Company will be able to renew the UOC Research Agreement or that it will be able to do so on terms and conditions which it may consider favorable. The Company is also pursuing the possibility of acquiring other technologies. If the Company is unable, or decides not to renew the UOC Research Agreement, it may more fully focus its attention on such other technologies.

Results of Operations

A summary of the Company’s operating expenses for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2009	2008	Change	2009	2008	Change

Operating expenses
Investor relations	$6,825	$177,800	(96)%	$13,933	$541,500	(97)%
Director fees - related party	13,471	4,758	183	27,250	5,200	424
Research and development	-	39,899	(100)	29,835	69,734	(57)
Professional fees	30,124	41,535	(27)	88,309	69,099	28
Salaries and benefits	24,902	132,195	(81)	53,302	151,044	(65)
Other operating expenses	10,001	74,223	(87)	21,531	121,591	(82)
Total operating expenses	$85,323	$470,410	(82)%	$234,160	$958,168	(76)%

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within the investor community with the purpose of increasing company recognition and branding, and to facilitate the efforts to raise funds in equity or debt financings.

In November 2007 the Company retained the services of an investor relations firm.  From April 2008 through September 2008, the Company continued to utilize the investor relations firm for increased publicity of its technology within the investor community and market place, paying the investor relations firm $177,800 and $541,500 during the three and six months ended September 30, 2008.

Effective October 1, 2008, however, the Company entered into a one-year Market Access Services Agreement (the “Market Agreement”) with the same investor relations firm that it had previously been utilizing to publicize its technology and increase company recognition and branding.  Pursuant to the terms of the Market Agreement, the Company pays $1,900 per month for investor and public relations, corporate branding and corporate image services. Accordingly, the Company’s investor relations expense for periods after October 1, 2008 through the date of this Report, have been significantly reduced.

Effective April 15, 2009, the Company entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, the Company pays the third party consultant $375 per month.

Director fees – related party

Effective October 1, 2008, non-employee directors receive $2,500 per quarter for their services as directors.  Prior to October 1, 2008, non-employee directors received $250 per month plus $100 for each Board meeting attended.

The increase in director fees during the three and six months ended September 30, 2009 compared to the same periods in 2008 is due to the appointment of two new directors on September 12, 2008.  The Company granted stock options to each of these directors.  As a result, included in director fees for the three months ended September 30, 2009 and 2008 is $5,971 and $1,408 of stock-based compensation expense related to these stock options that vest over time.  In addition to the stock-based compensation expense, the

Company incurred $7,500 and $3,350 in cash compensation expense during the three months ended September 30, 2009 and 2008 related to the Company’s current three non-employee directors.

During the six months ended September 30, 2009 and 2008, the Company incurred $27,250 and $5,200 in non-employee director fees.  Included in the amount for the six months ended September 30, 2009 and 2008 is $12,250 and $1,408 of stock-based compensation expense for stock options previously granted and vesting over time.

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

Professional fees

Professional fees substantially consist of accounting, audit, tax and legal fees, and Edgar filing fees.

Professional fees decreased $11,411 during the three months ended September 30, 2009 compared to the same period in 2008 substantially due to decreases in legal fees of approximately $17,600 and tax related fees of approximately $2,700 offset by increases in accounting fees of approximately $5,600 and Edgar filing fees of approximately $4,600.

Professional fees increased $19,210 during the six months ended September 30, 2009 compared to the same period in 2008 substantially due to increases in accounting fees of approximately $17,400, audit and audit related fees of approximately $10,000, and Edgar filing fees of approximately $5,000.  These increases were offset by decreases in legal fees of approximately $9,100 and tax related fees of approximately $2,900.

During the three and six months ended September 30, 2008 the Company utilized legal counsel for the preparation of an amendment to a registration statement on Form S-1 resulting in significantly higher fees during these periods than compared to the same periods in 2009.

The increases in accounting and audit related fees are partially the result of the time to review of the amended Form S-1 once it was prepared by legal counsel.  Also contributing to the increase in accounting related fees is the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties.

Salaries and benefits

Salaries and benefits for the three and six months ended September 30, 2009 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed President, Chief Executive Officer and Director of the Company, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to the Company.  However, he still remains President, Chief Executive Officer and a Director of the Company.  Since Mr. Bell’s hours will be curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

Salaries and benefits for the three and six months ended September 30, 2008 consists of amounts paid to employees in the Vancouver, Canada office and Mr. Greg O’Reilly, former President and CEO of the Company.  Effective June 1, 2008, the Company needed additional back-office support.  As a result, the Company began paying salaries to administrative support employees in the Vancouver, Canada office.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office.    Salary and benefits paid to Mr. O’Reilly during the three and six months ended September 30, 2008 was $20,958.

                Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses decreased $64,222 and $100,060 during the three and six months ended September 30, 2009 compared to the same periods in 2008 substantially due to decreases in travel and entertainment related expense of approximately $54,000 and $88,100, respectively.  During the prior year, the Company publicized its technology within the investor community and market place, which required significant travel.  Also contributing to the decreases in other operating expenses are decreases in office supplies, postage and printing of approximately $4,600 and $7,800, respectively.  Effective June 1, 2008 through August 31, 2008, the Company utilized administrative support employees in the Vancouver, Canada office which required the purchase of office supplies and related materials.

Rent was approximately $2,900 less during the three months ended September 30, 2009 compared to the same period in the prior year as a result of the Company paying CAD$700 per month for rent for the Canadian office, until August 31, 2008.

Other income (expense)

A summary of the Company’s other income (expense) for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended				Six Months Ended
	September 30,		Percentage		September 30,		Percentage
	2009	2008	Change		2009	2008	Change

Other income (expense)
Interest income	$-	$6,703	*	%	$-	$15,581	*	%
Interest expense	-	(194)	*		-	(195)	*
Change in fair value of warrant liability	91,074	-	*		(11,868)	-	*
Loss on disposal of fixed assets	-	(9,800)	*		-	(9,800)	*
Foreign exchange gain	93	1,386	(93)		78	257	(70)
Total other income (expense)	$91,167	$(1,905)	*	%	$(11,790)	$5,843	*	%

* Not meaningful

                Interest income

Interest income for the three and six months ended September 30, 2008 represents interest earned on proceeds received as a result of the 2008 Private Placement (see “Liquidity and Capital Resources: 2008 Private Placement” below).  The Company’s interest-bearing bank account was maintained at a financial institution located in Canada.  Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada.  As a result, the Company also closed the bank account at the Canadian financial institution and transferred all of its cash to a non-interest bearing account at an U.S. financial institution.

Change in fair value of warrant liability

The Company’s Series B Warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter.  The Company values its warrant liability using a Black-Scholes model.  The Company’s stock price, remaining term of the Series B Warrants and the volatility of the Company’s stock all impact the fair value of the Company’s Series B Warrants.  A decrease in the remaining term of the Series B Warrants and a decrease in the volatility during three months ended September 30, 2009 resulted in a decrease in the warrant liability and a gain on derivative liabilities of $91,074.

The Company has valued its warrant liability at September 30, 2009 using a Black-Scholes model containing the following assumptions:  volatility 101.68%, risk-free rate 0.18%, and term of 0.55 years.

An increase in the Company’s stock price from $0.14 per share on April 1, 2009 to $0.29 per share on September 30, 2009 was the significant factor contributing to the overall increase in the warrant liability during the six months ended September 30, 2009, resulting in a loss on derivative liabilities of $11,868.

Loss on disposal of fixed assets

The Company recorded a loss on disposal of fixed assets of $9,800 during the three and six months ended September 30, 2008 as a result of the removal of the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which was closed, effective August 31, 2008.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred cumulative losses of $2,888,242 through September 30, 2009 and does not have positive cash flows from operating activities.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands.  The Company faces all the risks common to companies that are relatively new, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At September 30, 2009, the Company had cash and cash equivalents of $1,002,837. The Company has financed its operations primarily from funds received pursuant to the 2008 Private Placement completed by the Company in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $245,909 for the six months ended September 30, 2009, compared to net cash used of $1,134,066 for the same period in 2008.  The decrease in cash used was substantially due to decreases in investor relations costs of $527,567, salaries and benefits of $97,742, and other operating expense of $100,060 substantially due to a decrease in travel and entertainment related expense. See “Results of Operations” above for discussion regarding the decreases in these expenses.

Net cash used in investing activities was $0 for the six months ended September 30, 2009, compared to $10,395 during the same period in 2008.  During the six months ended September 30, 2008, the Company purchased $10,395 of equipment all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $0 for the six months ended September 30, 2009 compared to $1,871,000 for the same period in 2008.  During the six months ended September 30, 2008, the Company received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants.

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

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Series B Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of September 30, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

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

Related Party Transactions

Salaries and benefits

Mr. Greg O’Reilly, was appointed President, Chief Executive Officer, and Director of the Company on August 1, 2008.  During the three and six months ended September 30, 2008 the Company incurred $20,958 in wages and benefits expense for services rendered by Mr. Greg O’Reilly.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.

During the three and six months ended September 30, 2009 the Company incurred $24,902 and $53,302 in wages and benefits expense for services rendered by Mr. Bell.

Director fees

During the three months ended September 30, 2009 and 2008, the Company incurred $13,471 and $4,758 in non-employee director fees.  Included in the amount for the three months ended September 30, 2009 and 2008 is $5,971 and $1,408 of stock-based compensation expense for stock options previously granted and vesting over time.

During the six months ended September 30, 2009 and 2008, the Company incurred $27,250 and $5,200 in non-employee director fees.  Included in the amount for the six months ended September 30, 2009 and 2008 is $12,250 and $1,408 of stock-based compensation expense for stock options previously granted and vesting over time.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company’s contractual obligations consist of payments under its corporate office operating lease in Washington DC and a business office lease in Bel Air, Maryland.  The Company has future minimum lease payments of $1,500.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 4. “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

International Energy, Inc. (Registrant)

November 5, 2009	By: /s/ Charles Bell
Charles Bell
President, Chief Executive Officer, Chief Financial Officer, Director