Form 10-Q
period 2009-12-31
INTERNATIONAL ENERGY, INC.
filed 2010-02-22
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ Not Applicable ☒.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of Common Stock, par value $0.001, were outstanding on February 12, 2010.

Item 1.   Financial Statements

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND MARCH 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$956,419	$1,248,746
Prepaid expenses and other current assets	4,230	13,558
Total current assets	960,649	1,262,304

Total assets	$960,649	$1,262,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$23,492	$26,029
Accrued liabilities	364	29,835
Warrant liability	3,870	-
Total current liabilities	27,726	55,864

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and March 31, 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at December 31, 2009 and March 31, 2009	42,249	42,249
Additional paid-in capital	3,757,077	4,490,515
Deficit accumulated during the development stage	(2,866,403)	(3,326,324)

Total stockholders' equity	932,923	1,206,440

Total liabilities and stockholders' equity	$960,649	$1,262,304

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

					From Inception
	Three Months Ended		Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Investor relations	1,125	5,700	15,058	547,200	794,958
Director fees - related party	11,479	15,726	38,729	20,926	287,524
Research and development	-	35,480	29,835	105,214	255,498
Professional fees	22,490	39,873	110,799	108,972	526,708
Salaries and benefits	3,023	27,940	56,325	178,984	1,196,654
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Other operating expenses	13,341	21,678	34,872	143,269	341,497
Total operating expenses	51,458	146,397	285,618	1,104,565	3,562,889

Operating loss	(51,458)	(146,397)	(285,618)	(1,104,565)	(3,562,889)

Other income (expense)
Interest income	-	2,188	-	17,769	34,713
Interest expense	-	-	-	(195)	(77,480)
Change in fair value of warrant liability	73,633	-	61,765	-	61,765
Loss on disposal of fixed assets	-	-	-	(9,800)	(9,800)
Foreign exchange gain (loss)	(336)	-	(258)	257	3,256
Total other income (expense)	73,297	2,188	61,507	8,031	12,454

Net income (loss)	$21,839	$(144,209)	$(224,111)	$(1,096,534)	$(3,550,435)

Net income (loss) per common share - basic	$0.00	$(0.00)	$(0.01)	$(0.03)
Net income (loss) per common share - diluted	$0.00	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic	42,249,166	42,249,166	42,249,166	41,633,772
Weighted average number of common shares outstanding - diluted	44,705,478	42,249,166	42,249,166	41,633,772

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	16,229	-	-	16,229

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Loss, nine months ended December 31, 2009	-	-	-	-	(224,111)	(224,111)

Balance, December 31, 2009	42,249,166	$ 42,249	$ 3,757,077	$ -	$ (2,866,403)	$ 932,923

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(224,111)	$(1,096,534)	$(3,550,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	595	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	(61,765)	-	(61,765)
Stock based compensation expense	16,229	10,884	868,443
Loss on disposal of fixed assets	-	9,800	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	9,328	(3,023)	(4,230)
Increase (decrease) in accounts payable	(2,537)	36,784	23,492
Increase (decrease) in accrued liabilities	(29,471)	(46,415)	364
Decrease in accrued management fees	-	(162,945)	-
Net cash used in operating activities	(292,327)	(1,250,854)	(2,543,013)

Cash flows from investing activities
Purchase of property and equipment	-	(10,395)	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	(10,395)	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	1,871,000	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	1,871,000	3,627,500

Increase (decrease) in cash and cash equivalents	(292,327)	609,751	956,419

Cash and cash equivalents at beginning of period	1,248,746	797,725	-

Cash and cash equivalents at end of period	$956,419	$1,407,476	$956,419

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$195	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$60,000	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.

(Formerly “e.Deal.net, Inc.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Expressed in U.S. dollars)

(Unaudited)

Note 1.  Organization and Description of Business

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

The Company is currently reviewing research outcomes from the UOC Research Agreement, which expired on September 16, 2009, in order to identify complimentary product development opportunities or, alternatively, advance its research and development through renewal of the UOC Research Agreement. The Company is also currently undertaking efforts to identify new commercial opportunities, including other innovative alternative energy technologies.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $2,866,403 as of December 31, 2009, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company faces all the risks common to companies that are in the development stage, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Additionally, the Company has expended a significant amount of cash in developing its technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of International Energy, Inc, include all adjustments (of a normal recurring nature) considered necessary to present fairly the consolidated financial position of the Company as of December 31, 2009 and March 31, 2009, and the consolidated results of operations and cash flows for the three and nine months ended December 31, 2009 and 2008 and the cumulative period since inception (November 6, 1998) to December 31, 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

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

During the three months ended December 31, 2009 and 2008, the Company incurred $0 and $35,480 on research and development activities.  During the nine months ended December 31, 2009 and 2008, the Company incurred $29,835 and $105,214 on research and development activities.

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

Recently Issued Accounting Standards

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The Company adopted ASC 820-10, effective October 1, 2009, which did not have a material impact on its consolidated financial position, results of operations, and cash flows.

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

During the three months ended December 31, 2009, stock options and warrants to purchase 2,983,334 shares of common stock with a weighted-average exercise price of $0.60 per share were not included in the diluted earnings per share computation as the effects would have been anti-dilutive.

During the three months ended December 31, 2008 and the nine months ended December 31, 2009 and 2008, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive. Excluded from the computation of diluted net loss per share for the three months ended December 31, 2008 and the nine months ended December 31, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 10,933,334 shares of common stock with a weighted-average exercise price of $0.26 per share.

As the inclusion of all potentially dilutive stock options and warrants outstanding would have been anti-dilutive during the three months ended December 31, 2009 and the nine months ended December 31, 2009 and 2008, basic and diluted net income (loss) per share are the same for those periods.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net income (loss) per share for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Basic EPS Computation
Numerator: income available to common stockholders	$ 21,839	$ (144,209)	$ (224,111)	$ (1,096,534)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166	42,249,166	41,633,772

Basic EPS	$ 0.00	$ (0.00)	$ (0.01)	$ (0.03)

Dilutive EPS Computation
Numerator: income available to common stockholders	$ 21,839	$ (144,209)	$ (224,111)	$ (1,096,534)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166	42,249,166	41,633,772
Effect of dilutive securities:
Stock options	2,456,312	-	-	-
Total shares	44,705,478	42,249,166	42,249,166	41,633,772

Diluted EPS	$ 0.00	$ (0.00)	$ (0.01)	$ (0.03)

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

As of December 31, 2009, the Company has paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $0 and $35,480 is included in research and development expense for the three months ended December 31, 2009 and 2008 and $29,835 and $105,214 is included in research and development expense for the nine months ended December 31, 2009 and 2008.

The Company is currently reviewing research outcomes from the UOC Research Agreement, which expired on September 16, 2009, in order to identify complimentary product development opportunities or, alternatively, continue to advance its research and development through renewal of the UOC Research Agreement. The Company is also currently undertaking efforts to identify new commercial opportunities, including other innovative alternative energy technologies. If the Company is unable, or decides not to renew the UOC Research Agreement, it may more fully focus its attention on such other technologies.

Note 7. Capital Stock

Preferred Stock

At December 31, 2009, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.  Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

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

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Series B Warrants are not considered indexed to the Company’s own stock and therefore need to be accounted for as a derivative.  As of December 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  See Note 9. “Warrants.”

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

A summary of the Company’s stock option activity for the nine months ended December 31, 2009 and related information follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (1)	Value (1)

Outstanding at March 31, 2009 and December 31, 2009	8,050,000	$ 0.14	5.48 years	$ 318,000

Exercisable at December 31, 2009	7,970,000	$ 0.13	5.45 years	$ 318,000

Available for grant at December 31, 2009	11,900,000

(1) The weighted average remaining contractual term and aggregate intrinsic value are as of December 31, 2009.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

During the three months ended December 31, 2009 and 2008 the Company recorded stock compensation expense of $3,979 and $9,476 for the amortization of the fair value of stock options previously granted and vesting over time, which is included in director fees – related party.  During the nine months ended December 31, 2009 and 2008 the

Company recorded stock compensation expense of $16,229 and $10,884 for the amortization of the fair value of stock options previously granted and vesting over time which is included in director fees – related party.

As of December 31, 2009, the Company had $26,536 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of four years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

				Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.13			7,950,000	5.44	$0.13	7,950,000	5.44	$0.13
0.40			50,000	8.79	0.40	10,000	8.79	0.40
0.83			50,000	8.70	0.83	10,000	8.70	0.83
$0.13	-	$0.83	8,050,000	5.48	$0.14	7,970,000	5.45	$0.13

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

As of December 31, 2009, there were 2,883,334 Series B Warrants outstanding, all of which were fully vested.

Warrant Liability

On April 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  The Company determined that its Series B Warrants contained a Dilutive Issuance provision (see “Note 7. Capital Stock: Common Stock”).  As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

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

The Company has valued its warrant liability at December 31, 2009 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 113.44%, risk-free interest rate of 0.06%, and expected term of 0.29 years.  The Company recorded non-cash gains related to the Series B Warrants of $73,633 and $61,765 for the three and nine months ended December 31, 2009.  The Company does not intend to sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the Series B Warrants, prior to their expiration date of April 17, 2010, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  Since the Company determined that the future probability of a Dilutive Issuance is deemed unlikely, it did not have a material impact on the fair value of the Series B Warrants at December 31, 2009.

The following reconciles the warrant liability for the nine months ended December 31, 2009:

Beginning Balance, April 1, 2009	$65,635
Change in fair value of warrant liability	(61,765)
Ending Balance, December 31, 2009	$3,870

Note 10. Related Party Transactions

Salaries and benefits

Mr. Greg O’Reilly was appointed President, Chief Executive Officer, and Director of the Company on August 1, 2008.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  During the three and nine months ended December 31, 2008 the Company incurred $5,823 and $26,781 in wages and benefits expense for services rendered by Mr. Greg O’Reilly.  Pursuant to the employment agreement between Mr. O’Reilly and the Company, upon the resignation of Mr. O’Reilly, he reimbursed the Company $3,365 which was the pro-rata amount of the $4,167 initially provided him for reimbursement of certain expenses incurred in connection with his acceptance of employment.  The $3,365 offsets total salaries and benefits for the three months ended December 31, 2008.

Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.  During the three and nine months ended December 31, 2009 the Company incurred $3,023 and $56,325 in wages and benefits expense for services rendered by Mr. Bell. During both the three and nine month periods ended December 31, 2008 the Company incurred $25,482 in wages and benefits expense for services rendered by Mr. Bell. Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.

Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to the Company.  However, he still remains President, Chief Executive Officer and a Director of the Company.  Since Mr. Bell’s hours will be curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

Director fees

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended December 31, 2009 and 2008, the Company incurred $11,479 and $15,726, including stock compensation of $3,979 and $9,476, respectively, for services rendered by non-employee directors of the Company.

During the nine months ended December 31, 2009 and 2008, the Company incurred $38,729 and $20,926, including stock compensation of $16,229 and $10,884, respectively, for services rendered by non-employee directors of the Company.

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

Note 12.  Subsequent Events

The Company has evaluated subsequent events through February 22, 2010, which is the date on which these consolidated financial statements were issued.  There have not been any events subsequent to December 31, 2009 that would require additional disclosure in the consolidated financial statements or that would have a material impact on the Company’s consolidated financial position as of December 31, 2009 and March 31, 2009, and the results of operations, or cash flows for the three and nine months ended December 31, 2009 and 2008 and the cumulative period since inception (November 6, 1998) to December 31, 2009.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q contain forward-looking statements which involve assumptions and describe the Company’s future plans, strategies, and expectations. These statements are generally identified by the use of the words “ may,” “ will,” “ should,” “ expect,” “ anticipate ,” “ estimate,” “ believe,,” “ intend,” or “ project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for the Company’s technologies, its potential profitability, and cash flows (b) its growth strategies, (c) expectations from its ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) its future financing plans and (f) its anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, the Company will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of the Company’s management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company assumes no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by the Company in its reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, the Company’s actual results may vary materially from those expected or projected.

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

The Company’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

International Energy Corp., a wholly owned subsidiary of International Energy, Inc., through a research agreement with The Regents of the University of California (“UOC”) was developing leading edge technologies for the production of biofuels derived directly from the photosynthesis of green microalgae, which can accumulate up to 30% of their biomass in the form of valuable biofuels.  The Company was seeking to develop biofuels from the conversion of water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae. The Company is currently reviewing research outcomes from the UOC Research Agreement, which expired on September 16, 2009, in order to identify complimentary product development opportunities or, alternatively, continue to advance its research and development through renewal of the UOC Research Agreement. The Company is also currently undertaking efforts to identify new commercial opportunities, including other innovative alternative energy technologies. If the Company is unable, or decides not to renew the UOC Research Agreement, it may more fully focus its attention on such other technologies.

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

As of December 31, 2009, the Company has paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $0 and $35,480 is included in research and development expense for the three months ended December 31, 2009 and 2008 and $29,835 and $105,214 is included in research and development expense for the nine months ended December 31, 2009 and 2008.

Results of Operations

Operating Expenses

A summary of the Company’s operating expenses for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Operating expenses
Investor relations	$1,125	$5,700	$(4,575)	(80)%
Director fees - related party	11,479	15,726	(4,247)	(27)
Research and development	-	35,480	(35,480)	(100)
Professional fees	22,490	39,873	(17,383)	(44)
Salaries and benefits	3,023	27,940	(24,917)	(89)
Other operating expenses	13,341	21,678	(8,337)	(38)
Total operating expenses	$51,458	$146,397	$(94,939)	(65)%

	Nine Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Operating expenses
Investor relations	$15,058	$547,200	$(532,142)	(97)%
Director fees - related party	38,729	20,926	17,803	85
Research and development	29,835	105,214	(75,379)	(72)
Professional fees	110,799	108,972	1,827	2
Salaries and benefits	56,325	178,984	(122,659)	(69)
Other operating expenses	34,872	143,269	(108,397)	(76)
Total operating expenses	$285,618	$1,104,565	$(818,947)	(74)%

Investor relations

Investor relations costs represent fees paid to publicize the Company’s technology within its industry and investment community with the purpose of increasing company recognition and name branding.

In November 2007 the Company retained the services of an investor relations firm.  From April 2008 through September 2008, the Company continued to utilize the investor relations firm for increased publicity of its technology within its industry and the investment community and market place, paying the investor relations firm $547,200 during the nine months ended December 31, 2008.

Effective October 1, 2008, the Company entered into a one-year Market Access Services Agreement (the “Market Agreement”) with the same investor relations firm that it had previously been utilizing to publicize its technology and increase company recognition and name branding.  Pursuant to the terms of the Market Agreement, the Company paid $1,900 per month for investor and public relations, corporate branding and corporate image services. Accordingly, the Company’s investor relations expense for periods after October 1, 2008 through the date of this Report, have been significantly reduced.  The Market Agreement expired on September 30, 2009 and was not renewed.

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

In addition to the $2,500 per quarter that each of the three non-employee directors receive, directors fees also includes stock compensation expense of $3,979 and $9,476 for the three months ended December 31, 2009 and 2008 for stock options previously granted and vesting over time.

Directors fees includes stock compensation expense of $16,229 and $10,884 for the nine months ended December 31, 2009 and 2008 for stock options previously granted and vesting over time.

Research and development

Research and development costs represent costs incurred to develop the Company’s technology pursuant to its research agreement with UOC. The UOC Research Agreement includes salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

Research and development expense is comprised entirely of payments made pursuant to the UOC Research Agreement.

Professional fees

Professional fees substantially consist of accounting, audit, tax and legal fees, and Edgar filing fees.

Professional fees were $22,490 during the three months ended December 31, 2009, a decrease of $17,383, from $39,873 for the same period in 2008 substantially due to a decrease in legal fees of approximately $17,100.  During the three months ended December 31, 2008, the Company utilized legal counsel for the preparation of an amendment to a registration statement on Form S-1 resulting in significantly higher fees during this period than compared to the same period in 2009.

Professional fees were $110,799 during the nine months ended December 31, 2009, an increase of $1,827, from $108,972 for the same period in 2008 due to increases in accounting fees of approximately $14,500, audit and audit related fees of $13,600, and Edgar filing fees of approximately $4,500.  These increases were offset by a decrease in legal fees of approximately $26,200 and tax related fees of approximately $2,900.  The increases in accounting and audit related fees are partially the result of the time to review the amended Form S-1 once it was prepared by legal counsel.  Also contributing to the increase in accounting related fees is the Company closing its administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, the Company began outsourcing its accounting function to third parties.

Salaries and benefits

Salaries and benefits for the three and nine months ended December 31, 2009 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed President, Chief Executive Officer and Director of the Company, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to the Company.  However, he still remains President, Chief Executive Officer and a Director of the Company.  Since Mr. Bell’s hours will be curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

Salaries and benefits for the three months ended December 31, 2008 consists of $5,823 paid to and on behalf of Mr. Greg O’Reilly, former President and CEO of the Company and $25,482 paid to and on behalf of Mr. Bell.  Pursuant to the employment agreement between Mr. O’Reilly and the Company, upon the resignation of Mr. O’Reilly, he reimbursed the Company $3,365 which was the pro-rata amount of the $4,167 initially provided to him for reimbursement of certain expenses incurred in connection with his acceptance of employment.  The $3,365 offsets total salaries and benefits for the three months ended December 31, 2008.

Salaries and benefits for the nine months ended December 31, 2008 consists of approximately $126,000 paid to employees in the Vancouver, Canada office, and $26,781 paid to and on behalf of Mr. O’Reilly, and $25,482 paid to and on behalf of Mr. Bell.  Effective June 1, 2008, the Company needed additional back-office support.  As a result, the Company began paying salaries to administrative support employees in the Vancouver, Canada office.   Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada, terminating all of the employees in that office.

                Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses were $13,341 during the three months ended December 31, 2009, a decrease of $8,337, from $21,678 for the same period in 2008 substantially due to decreases in travel and entertainment related expense of approximately $4,200 and rent of $3,800.  During the prior year, the Company publicized its technology within the investor community and market place, which required significant travel.  The decrease in rent is substantially due to the Company reducing the size of the corporate office space that it leases in Washington, DC.  Effective August 1, 2009, rent for this facility was reduced from $1,000 per month to $219 per month.

Other operating expenses were $34,872 during the three months ended December 31, 2009, a decrease of $108,397, from $143,269 for the same period in 2008 substantially due to decreases in travel and entertainment related expense of approximately $92,300,  office supplies, postage and printing of approximately $8,400 and rent of $2,800.  During the prior year, the Company publicized its technology within the investor community and market place, which required significant travel.  Effective June 1, 2008 through August 31, 2008, the Company utilized administrative support employees in the Vancouver, Canada office which required the purchase of office supplies and related materials.  The decrease in rent is the result of the termination of the Company paying CAD$700 per month for rent for the Canadian office on August 31, 2008.

Other income (expense)

A summary of the Company’s other income (expense) for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Other income (expense)
Interest income	$-	$2,188	$(2,188)	*	%
Interest expense	-	-	-	*
Change in fair value of warrant liability	73,633	-	73,633	*
Loss on disposal of fixed assets	-	-	-	*
Foreign exchange gain	(336)	-	(336)	*
Total other income (expense)	$73,297	$2,188	$71,109	3,250%

* Not meaningful

	Nine Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Other income (expense)
Interest income	$-	$17,769	$(17,769)	*	%
Interest expense	-	(195)	195	*
Change in fair value of warrant liability	61,765	-	61,765	*
Loss on disposal of fixed assets	-	(9,800)	9,800	*
Foreign exchange gain	(258)	257	(515)	*
Total other income (expense)	$61,507	$8,031	$53,476	666%

* Not meaningful

Interest income

Interest income for the three and nine months ended December 31, 2008 represents interest earned on proceeds received as a result of the 2008 Private Placement (see “Liquidity and Capital Resources: 2008 Private Placement” below).  The Company’s interest-bearing bank account was maintained at a financial institution located in Canada.  Effective August 31, 2008, the Company closed its administrative office in Vancouver, Canada.  As a result, the Company also closed the bank account at the Canadian financial institution and transferred all of its cash to a non-interest bearing account at an U.S. financial institution.

Change in fair value of warrant liability

On April 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  The Company determined that its Series B Warrants contained a Dilutive Issuance provision (see “Note 7. Capital Stock: Common Stock” and “Note 9. Warrants”).  As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company’s Series B Warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter.  The Company values its warrant liability using a Black-Scholes model.  The Company’s stock price, remaining term of the Series B Warrants and the volatility of the Company’s stock all impact the fair value of the Company’s Series B Warrants.

The adjustment recorded each quarter to adjust the Series B Warrants to fair value resulted in a non-cash gain of $73,633 and a net non-cash gain of $61,765 for the three and nine months ended December 31, 2009.

Loss on disposal of fixed assets

The Company recorded a loss on disposal of fixed assets of $9,800 during the nine months ended December 31, 2008 as a result of the removal of the cost and related accumulated depreciation from the Company’s financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at the Company’s administrative office in Vancouver, British Columbia, Canada, which was closed, effective August 31, 2008.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company incurred cumulative losses of $2,866,403 through December 31, 2009 and does not have positive cash flows from operating activities.  Due to the "start up" nature of the Company's business, the Company expects to incur losses as it continues development of its technologies and expands.  The Company faces all the risks common to development stage companies, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At December 31, 2009, the Company had cash and cash equivalents of $956,419. The Company has financed its operations primarily from funds received pursuant to the 2008 Private Placement completed by the Company in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $292,327 for the nine months ended December 31, 2009, compared to net cash used of $1,250,854 for the same period in 2008.  The decrease in cash used of $958,527 was substantially due to decreases in investor relations costs of $532,142, research and development of $75,379, salaries and benefits of $122,659, and other operating expense of $108,397. See “Results of Operations” above for discussion regarding the decreases in these expenses.

Net cash used in investing activities was $0 for the nine months ended December 31, 2009, compared to $10,395 during the same period in 2008.  During the nine months ended December 31, 2008, the Company purchased $10,395 of equipment all of which was for use by the administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $0 for the nine months ended December 31, 2009 compared to $1,871,000 for the same period in 2008.  During the nine months ended December 31, 2008, the Company received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants.

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

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants are adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance is at a price per share which is less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price shall be reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock results in a settlement amount that does not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Series B Warrants are not considered indexed to the

Company’s own stock and therefore need to be accounted for as a derivative.  As of December 31, 2009 the Company has not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

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

Related Party Transactions

Salaries and benefits

Mr. Greg O’Reilly was appointed President, Chief Executive Officer, and Director of the Company on August 1, 2008.  Mr. O’Reilly resigned from all executive and Board positions effective October 15, 2008.  During the three and nine months ended December 31, 2008 the Company incurred $5,823 and $26,781 in wages and benefits expense for services rendered by Mr. Greg O’Reilly.  Pursuant to the employment agreement between Mr. O’Reilly and the Company, upon the resignation of Mr. O’Reilly, he reimbursed the Company $3,365 which was the pro-rata amount of the $4,167 initially provided him for reimbursement of certain expenses incurred in connection with his acceptance of employment.  The $3,365 offsets total salaries and benefits for the three months ended December 31, 2008.

Upon Mr. O’Reilly’s resignation, the Company simultaneously appointed Mr. Charles Bell as the President, Chief Executive Officer and Director of the Company.  During the three and nine months ended December 31, 2009 the Company incurred $3,023 and $56,325 in wages and benefits expense for services rendered by Mr. Bell. During both the three and nine month periods ended December 31, 2008 the Company incurred $25,482 in wages and benefits expense for services rendered by Mr. Bell. Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.

Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to the Company.  However, he still remains President, Chief Executive Officer and a Director of the Company.  Since Mr. Bell’s hours will be curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

Director fees

Non-employee Board members receive $2,500 per quarter for services rendered in the capacity of a Board member.

During the three months ended December 31, 2009 and 2008, the Company incurred $11,479 and $15,726, including stock compensation of $3,979 and $9,476, respectively, for services rendered by non-employee directors of the Company.

During the nine months ended December 31, 2009 and 2008, the Company incurred $38,729 and $20,926, including stock compensation of $16,229 and $10,884, respectively, for services rendered by non-employee directors of the Company.

Accrued management fees

During the nine months ended December 31, 2008, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company’s contractual obligations consist of future minimum lease payments of $7,533 pursuant to its corporate office lease in Washington, DC and a business office lease in Bel Air, Maryland.  In addition, the Company has future minimum payments $1,313 pursuant to the one-year Shareholder Communications Services Agreement entered into on April 15, 2009.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 4. “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits

3.1          Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

3.2          Articles of Incorporation, as amended. *

3.3          By Laws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

4.1          Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

4.2          Form of Registration Rights Agreement dated April 17, 2008 by and among International Energy, Inc. and entities named therein and who are signatories thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

4.3          Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

4.4          Placement Agent Agreement with Palladium Capital Advisors, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

10.1        Research Agreement with The Regents of the University of California dated September 17, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008).

10.2        Employment Agreement dated July 29, 2008 with Gregory O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008).

10.3        Agreement dated October 15, 2008 terminating the July 29, 2008 employment agreement with Gregory O’Reilly (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008).

10.4        Employment Agreement dated October 15, 2008 with Charles Bell (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008).

99.1        International Energy, Inc. – 2002 Incentive Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on August 24, 2005).

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

International Energy, Inc. (Registrant)

February 22, 2010	By: /s/ Charles Bell Charles Bell President, Chief Executive Officer, Chief Financial Officer, Director