Form 10-K
period 2010-03-31
INTERNATIONAL ENERGY, INC.
filed 2010-06-17
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

            ☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                            For the fiscal year ended March 31, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on September 30, 2009 as reported on the OTC Bulletin Board was $7,502,300.

As of June 8, 2010, there were 42,249,166 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended March 31, 2010 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of the words “ may,” “ will,” “ should,” “ expect,” “ anticipate,” “ estimate,” “ believe,” “ intend,” or “ project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Item 1.  Business

We were incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.,” with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01. On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc.

On June 9, 2005, we incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

We were initially incorporated for the purpose of providing a platform for providing automotive information to, and connecting, buyers and sellers of pre-owned automobiles through the Internet. We were not successful in our efforts and during 2005, started winding down our online automotive business activities.  In November 2006, we ceased providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations, and cash flows related to e.Deal Enterprises Corp. were not classified as discontinued operations as the amounts were not significant.

Through International Energy Corp., we were involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada.  From November 2006 through August 31, 2007, we focused solely on petroleum and natural gas exploration. We acquired exploration rights under land leases located in the State of Utah.  Our proposed exploration program was unable to exploit these leases due to a lack of adequate drilling rigs and equipment as well as qualified personnel.  We determined that our primary focus should remain on energy and therefore, beginning in September 2007, we redirected our focus from oil and gas exploration to the acquisition, development and commercialization of alternative renewable energy technologies.  The assets and liabilities, the results of operations, and cash flows related to petroleum and natural gas exploration were not classified as discontinued operations as the amounts were not significant.

On September 17, 2007, we commenced the development and acquisition of alternative renewable energy technologies through our wholly owned subsidiary, International Energy Corp., by entering into a research agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract was for a period of two years, ending on September 16, 2009. We could negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. We had the right to apply for a patent on any invention made through the research.  We agreed to pay a total of $238,680 to UOC for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

As of March 31, 2010, we have paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $29,835 and $135,298 is included in research and development expense for the years ended March 31, 2010 and 2009.

We have reviewed research outcomes from the UOC Research Agreement, which expired on September 16, 2009 and determined that it is not in our best interest to advance our research and development.  Accordingly, we did not renew the UOC Research Agreement. We are undertaking efforts to identify new commercial opportunities.

Employees

As of March 31, 2010, we had one part-time employee, Mr. Charles Bell, our President, Chief Executive Officer, and Chief Financial Officer. We did not have any full-time employees.

Item 2.  Properties

We maintain an office at 1200 G Street, NW, Suite 800, Washington, District of Columbia 20005.  We had a one year lease, which began on August 1, 2008. The lease automatically renewed on the anniversary date of August 1, 2009 for another one year term.  Rent for the office in Washington, DC was originally $1,100 per month plus tax and variable charges.  Upon renewal of the lease, we reduced the level of services previously provided.  Pursuant to the new lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service for $219 per month plus tax and variable charges. We may terminate our lease by giving written notice to the landlord not less than ninety (90) days prior to the end of any extension or renewal period.

We also maintain an office at 203 East Broadway, Bel Air, Maryland.  We have a one year lease, which began January 1, 2010.  The lease automatically renews on the anniversary date but we may terminate by giving written notice to the landlord not less than thirty (30) days prior to the end of any extension or renewal period.  The rent for the office in Bel Air, Maryland is $500 per month plus tax and variable charges.

We believe that our business offices are sufficient and adequate for our purposes given our present staff and research objectives.

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during our fourth quarter of the fiscal year ending March 31, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “IENI”.

The following table sets forth the high and low closing sale prices for our Common Stock for each quarter during the past two fiscal years as reported by the OTCBB:

Fiscal Year Ended March 31, 2010	High	Low
First Quarter 2010 (April 1 – June 30, 2009)	$0.25	$0.13
Second Quarter 2010 (July 1 – September 30, 2009)	$0.38	$0.19
Third Quarter 2010 (October 1 – December 31, 2009)	$0.29	$0.12
Fourth Quarter 2010 (January 1 – March 31, 2010)	$0.24	$0.10

Fiscal Year Ended March 31, 2009	High	Low
First Quarter 2009 (April 1 – June 30, 2008)	$2.26	$0.96
Second Quarter 2009 (July 1 – September 30, 2008)	$1.88	$0.60
Third Quarter 2009 (October 1 – December 31, 2008)	$0.62	$0.15
Fourth Quarter 2009 (January 1 – March 31, 2009)	$0.30	$0.11

As of May 28, 2010, there were approximately 87 stockholders of record of our Common Stock.

Dividend Policy

We have not paid any dividends on our common stock and our board of directors presently intend to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•         We would not be able to pay our debts as they become due in the usual course of business; or

•         Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the Common Stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans, as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,050,000	$ 0.14	11,900,000
Equity compensation plans not approved by security holders	-	-	-
Total	8,050,000	$ 0.14	11,900,000

(1)             Consists of grants under our 2002 Stock Plan.

Item 7.   Management's Discussion and Analysis of Financial condition and results of operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of International Energy, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We were incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.,” On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc.

On June 9, 2005, we incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

International Energy Corp., through a research agreement (the “UOC Research Agreement”) with The Regents of the University of California (“UOC”) was developing leading edge technologies for the production of biofuels derived directly from the photosynthesis of green microalgae, which can accumulate up to 30% of their biomass in the form of valuable biofuels.  We were seeking to develop biofuels from the conversion of water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae. We have reviewed research outcomes from the UOC Research Agreement, which expired on September 16, 2009 and determined that it is not in our best interest to advance our research and development.  Accordingly, we did not renew the UOC Research Agreement. We are undertaking efforts to identify new commercial opportunities.

UOC Research Agreement

On September 17, 2007, our wholly owned subsidiary, International Energy Corp., entered into the UOC Research Agreement.  The contract was for a period of two years, ending on September 16, 2009. We could negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. We had the right to apply for a patent on any invention made through the research.  We agreed to pay a total of $238,680 to UOC for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

As of March 31, 2010, we have paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $29,835 and $135,298 is included in research and development expense for the years ended March 31, 2010 and 2009.

Results of Operations

A summary of our operating expenses for the years ended March 31, 2010 and 2009 was as follows:

	Year Ended
	March 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Investor relations	$19,983	$552,900	$(532,917)	(96)%
Director fees - related party	49,758	32,527	17,231	53
Research and development	29,835	136,158	(106,323)	(78)
Professional fees	125,522	149,961	(24,439)	(16)
Salaries and benefits	62,448	205,326	(142,878)	(70)
Other operating expenses	39,262	159,109	(119,847)	(75)
Total operating expenses	$326,808	$1,235,981	$(909,173)	(74)%

Investor relations

Investor relations costs represent fees paid to publicize our technology within our industry and the investment community with the purpose of increasing company recognition and name branding.

In November 2007 we retained the services of an investor relations firm.  From April 2008 through September 2008, we continued to utilize the investor relations firm for increased publicity of our technology within our industry and the investment community and market place, paying the investor relations firm $552,900 during the year ended March 31, 2009.

Effective October 1, 2008, we entered into a one-year Market Access Services Agreement (the “Market Agreement”) with the same investor relations firm that we had previously been utilizing to publicize our technology and increase company recognition and name branding.  Pursuant to the terms of the Market Agreement, we paid $1,900 per month for investor and public relations, corporate branding and corporate image services. Accordingly, our investor relations expense for periods after October 1, 2008 through the date of this Report, have been significantly reduced.  The Market Agreement expired on September 30, 2009 and was not renewed.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we pay the third party consultant $375 per month.

During the year ended March 31, 2010, we recorded investor relations expense of $15,200 pursuant to the Market Agreement and $4,313 pursuant to the Shareholder Communications Agreement.

Director fees – related party

Effective October 1, 2008, non-employee directors receive $2,500 per quarter for their services as directors.  Prior to October 1, 2008, non-employee directors received $750 per quarter plus $100 for each Board meeting attended.

Director fees for the years ended March 31, 2010 and 2009 consist of quarterly fees earned of $30,000 and $20,292, respectively, and stock compensation expense of $19,758 and $12,235 for the years ended March 31, 2010 and 2009 for stock options previously granted and vesting over time.

The increase in quarterly fees earned is partially due to the increase in director compensation from $750 per quarter to $2,500 per quarter.  Additionally, two non-employee directors were not appointed until the second quarter of 2009 and one during the third quarter of 2009.

Research and development

Research and development represent costs incurred to develop our technology pursuant to our former research agreement with UOC. The UOC Research Agreement included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.

Research and development expense for the year ended March 31, 2010 is comprised entirely of payments made pursuant to the UOC Research Agreement.

Research and development expense for the year ended March 31, 2009 is substantially comprised of payments made pursuant to the UOC Research Agreement and reimbursement of $10,958 for other out-of-pocket costs.

Professional fees

Professional fees substantially consist of accounting, audit, tax and legal fees, and Edgar filing fees.

Professional fees were $125,522 during the year ended March 31, 2010, a decrease of $24,439, from $149,961 for the year ended March 31, 2009 due to increases in accounting fees of approximately $12,000, audit and audit related fees of $5,900, and Edgar filing fees of approximately $4,000 being offset by a decrease in legal fees of approximately $41,900 and tax related fees of approximately $2,900.  The increases in accounting and audit related fees are partially the result of the time to review the amended Form S-1 once it was prepared by legal counsel.  Also contributing to the increase in accounting related fees is the closing of our administrative office in Vancouver, British Columbia, Canada, effective August 31, 2008, terminating all of the employees in Vancouver, Canada.  Due to this downsizing, as of September 1, 2008, we began outsourcing our accounting function to third parties.

The decrease in legal fees from the prior year is the result of us filing three Form S-1/As during the prior year ended March 31, 2009 as well as an increase in the utilization of legal counsel during the prior year for the preparation and review of required filings with the Securities and Exchange Commission (the “SEC”), and correspondence regarding the appointment of new board members as well as the hiring and resignation of certain members of our management team.

Salaries and benefits

Salaries and benefits for the year ended March 31, 2010 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed our President, Chief Executive Officer and Director, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to our operations.  However, he still remains our President, Chief Executive Officer and a Director.  Since Mr. Bell’s hours have been curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

During the year ended March 31, 2009 we incurred $26,781 in cash wages and benefits expense for services rendered by Mr. Greg O’Reilly, our former President, Chief Executive Officer, and Director.  During the year ended March 31, 2009, we incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

Effective June 1, 2008, we needed additional back-office support.  As a result, we began paying salaries to administrative support employees in the Vancouver, Canada office.   Effective August 31, 2008, we closed our administrative office in Vancouver, Canada, terminating all of the employees in that office.    During the year ended March 31, 2009, we incurred approximately $126,000 in salary expense related to the administrative support employees in the Vancouver, Canada office.

                Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses were $39,262 during the year ended March 31, 2010, a decrease of $119,847, from $159,109 for the year ended March 31, 2009, substantially due to decreases in travel and entertainment related expense of approximately $96,700,  office supplies, postage and printing of approximately $8,700 and rent of $7,000.  During the prior year, we publicized our technology within the investor community and market place, which required significant travel.  Effective June 1, 2008 through August 31, 2008, we utilized administrative support employees in the Vancouver, Canada office which required the purchase of office supplies and related materials.  The decrease in rent is the result of the termination of us paying CAD$700 per month for rent for the Canadian office on August 31, 2008 as well as reducing the level of services previously provided at our office in Washington DC, effective August 1, 2009 from $1,100 per month to $219 per month plus tax and variable charges.

We maintain an office at 1200 G Street, NW, Suite 800, Washington, District of Columbia 20005.  We had a one year lease, which began on August 1, 2008. The lease automatically renews on the anniversary date, but we may terminate by giving written notice to the landlord not less than ninety (90) days prior to the end of any extension or renewal period.  Rent for the office in Washington, DC was $1,100 per month plus tax and variable charges.  On August 1, 2009, we renewed the lease agreement for another one year term, reducing the level of services previously provided.  Pursuant to the new lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service for $219 per month plus tax and variable charges.

Other income (expense)

A summary of our other income (expense) for the years ended March 31, 2010 and 2009 was as follows:

	Year Ended
	March 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Interest income	$-	$17,769	$(17,769)	*	%
Interest expense	-	(195)	(195)	*
Change in fair value of warrant liability	65,635	-	65,635	*
Loss on disposal of fixed assets	-	(9,800)	(9,800)	*
Foreign exchange gain (loss)	(585)	382	(967)	*
Total other income (expense)	$65,050	$8,156

* Not meaningful

                Interest income

Interest income for the year ended March 31, 2009 represents interest earned on proceeds received as a result of the 2008 Private Placement completed in April 2008, raising gross proceeds of $2,400,000 (see “Liquidity and Capital Resources: 2008 Private Placement” below).  Our interest-bearing bank account was maintained at a financial institution located in Canada.  Effective August 31, 2008, we closed our administrative office in Vancouver, Canada.  As a result, we also closed the bank account at the Canadian financial institution and transferred all of our cash to a non-interest bearing account at a U.S. financial institution.

Change in fair value of warrant liability

On April 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  We determined that our Series B Warrants contained a Dilutive Issuance provision (see “Note 6. Capital Stock: Common Stock” and “Note 8. Warrants” in the notes to the consolidated financial statements).  As a result, we reclassified 2,883,334 of our Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

Our Series B Warrants are considered derivative liabilities and are therefore required to be adjusted to fair value each quarter.  We value our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Series B Warrants and the volatility of our stock all impact the fair value of our Series B Warrants.

At March 31, 2010, we determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  The adjustments recorded each quarter to adjust the Series B Warrants to fair value resulted in a non-cash gain of $65,635 during the year ended March 31, 2010.

All of the 2,883,334 Series B Warrants outstanding at March 31, 2010 expired unexercised on April 17, 2010.

Loss on disposal of fixed assets

We recorded a loss on disposal of fixed assets of $9,800 during the year ended March 31, 2009 as a result of the removal of the cost and related accumulated depreciation from our consolidatd financial statements for equipment that was either no longer in service or deemed obsolete.  Substantially all of this equipment was located at our previous administrative office in Vancouver, British Columbia, Canada, which was closed, effective August 31, 2008.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $2,904,050 through March 31, 2010 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our technologies and expand.  We face all the risks common to development stage companies, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  Our future funding requirements will depend on numerous factors, including: the time and investment required to invest in our research and development project; to recruit and train qualified management personnel; and our ability to compete against other, better capitalized corporations in similar businesses.

At March 31, 2010, we had cash and cash equivalents of $913,060. We have financed our operations primarily from funds received pursuant to the 2008 Private Placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $335,686 for the year ended March 31, 2010, compared to net cash used of $1,409,584 for the year ended March 31, 2009.  The decrease in cash used in operating activities of $1,073,898 was substantially due to decreases in investor relations costs of $532,917, research and development of $106,323, salaries and benefits of $142,878, and other operating expense of $119,847. See “Results of Operations” above for discussion regarding the decreases in these expenses. Also contributing to the decrease in net cash used in operating activities is that during the year ended March 31, 2009, we repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

Net cash used in investing activities was $0 for the year ended March 31, 2010, compared to $10,395 for the year ended March 31, 2009.  During the year ended March 31, 2009, we purchased $10,395 of equipment, all of which was for use by the previous administrative office in Vancouver, B.C. and subsequently disposed of on August 31, 2008.

Net cash provided by financing activities was $0 for the year ended March 31, 2010 compared to $1,871,000 for the year ended March 31, 2009.  During the year ended March 31, 2009, we received $1,141,000 pursuant to the 2008 Private Placement and $730,000 from the exercise of warrants.

2008 Private Placement

On April 17, 2008, we completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit.  Each Unit consisted of one share (collectively “Unit Shares”) of our common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance.  In connection with the 2008 Private Placement, we agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors.  On July 17, 2009, we received a Notice of Effectiveness from the Securities and Exchange Commission (the “SEC”) registering the Unit Shares and additional shares held by certain selling stockholders in private transactions.

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants were adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by us of additional securities, unless such issuance was at a price per share which was less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price would have been reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof would have been increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, would have been equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock resulted in a settlement amount that did not equal the difference between the fair value of a fixed number of our common stock and a fixed exercise price.  Accordingly, the Series B Warrants were not considered indexed to our own stock and therefore needed to be accounted for as a derivative.  As of March 31, 2010 we have not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.

In connection with the 2008 Private Placement, we paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units did not have any registration rights but otherwise had the same terms and conditions as the Units.

At the time of grant, the fair value of the Series B warrants as calculated using the Black-Scholes model was $5,330,000.  The proceeds from the 2008 Private Placement allocated to the Series B Warrants were $1,066,000.

At March 31, 2010, we determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  The adjustments recorded each quarter to adjust the Series B Warrants to fair value resulted in a non-cash gain of $65,635 during the year ended March 31, 2010.

All of the 2,883,334 Series B Warrants outstanding at March 31, 2010 expired unexercised on April 17, 2010.

Related Party Transactions

Salaries and benefits

Salaries and benefits for the year ended March 31, 2010 were $62,448, consisting entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed our President, Chief Executive Officer and Director, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.  Mr. Bell was appointed our Chief Financial Officer, effective January 9, 2009, to fill the vacancy created by the resignation of Mr. Frank Fabio.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to our operations.  However, he still remains our President, Chief Executive Officer, Chief Financial Officer and a Director.  Since Mr. Bell’s hours have been curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

During the year ended March 31, 2009 we incurred $26,781 in cash wages and benefits expense for services rendered by Mr. O’Reilly, our former President, Chief Executive Officer, and Director.  During the year ended March 31, 2009, we incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

Director fees

Effective October 1, 2008, non-employee directors receive $2,500 per quarter for their services as directors.  Prior to October 1, 2008, non-employee directors received $750 per quarter plus $100 for each Board meeting attended.

Directors fees for the years ended March 31, 2010 and 2009 consist of quarterly fees earned of $30,000 and $20,292, respectively, and stock compensation expense of $19,758 and $12,235 for the years ended March 31, 2010 and 2009 for stock options previously granted and vesting over time.

Accrued management fees

During the year ended March 31, 2009, we repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of the balance sheet date, our contractual obligations consist of future minimum lease payments of $5,376 pursuant to our corporate office lease in Washington, DC and our business office lease in Bel Air, Maryland.  In addition, we have future minimum payments $188 pursuant to the one-year Shareholder Communications Services Agreement entered into on April 15, 2009.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 3. Summary of Significant Accounting Policies” to the consolidated financial statements in this Form 10-K.

Item 8.  Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	16
Consolidated Balance Sheets as of March 31, 2010 and 2009	17
Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009
and from Inception (November 6, 1998) to March 31, 2010	18
Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (November 6, 1998)
to March 31, 2010	19
Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009
and from Inception (November 6, 1998) to March 31, 2010	20
Notes to Consolidated Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

International Energy, Inc.

Washington, DC

We have audited the accompanying consolidated balance sheets of International Energy, Inc. and Subsidiaries (a development stage company) ("the Company") as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2010 and 2009, and for the period from November 6, 1998 (date of inception) to March 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Energy, Inc. and Subsidiaries (a development stage company) as of March 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from November 6, 1998 (inception) to March 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated any revenues since inception, has a substantial accumulated deficit, and does not have positive cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

June 17, 2010

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009
(Expressed in U.S. Dollars)

	March 31,	March 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$913,060	$1,248,746
Prepaid expenses and other current assets	-	13,558
Total current assets	913,060	1,262,304

Total assets	$913,060	$1,262,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$14,255	$26,029
Accrued liabilities	-	29,835
Total current liabilities	14,255	55,864

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and 2009	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at March 31, 2010 and 2009	42,249	42,249
Additional paid-in capital	3,760,606	4,490,515
Deficit accumulated during the development stage	(2,904,050)	(3,326,324)

Total stockholders' equity	898,805	1,206,440

Total liabilities and stockholders' equity	$913,060	$1,262,304
(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2010
(Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998) to
	March 31,		March 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses
Investor relations	19,983	552,900	799,883
Director fees - related party	49,758	32,527	298,553
Research and development	29,835	136,158	255,498
Professional fees	125,522	149,961	541,431
Salaries and benefits	62,448	205,326	1,202,777
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	39,262	159,109	345,887
Total operating expenses	326,808	1,235,981	3,604,079

Operating loss	(326,808)	(1,235,981)	(3,604,079)

Other income (expense)
Interest income	-	17,769	34,713
Interest expense	-	(195)	(77,480)
Change in fair value of warrant liability	65,635	-	65,635
Loss on disposal of fixed assets	-	(9,800)	(9,800)
Foreign exchange gain (loss)	(585)	382	2,929
Total other income (expense)	65,050	8,156	15,997

Net loss	$(261,758)	$(1,227,825)	$(3,588,082)

Net loss per common share - basic and diluated	$(0.01)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	42,249,166	41,785,513

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2010
(Expressed in U.S. Dollars)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	42,249,166	$ 42,249	$ 3,760,606	$ -	$ (2,904,050)	$ 898,805

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(Formerly "e.Deal.net, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2010
(Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998) to
	March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(261,758)	$(1,227,825)	$(3,588,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	595	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	(65,635)	-	(65,635)
Stock based compensation expense	19,758	12,235	871,972
Loss on disposal of fixed assets	-	9,800	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	13,558	(13,558)	-
Increase (decrease) in accounts payable	(11,774)	26,029	14,255
Decrease in accrued liabilities	(29,835)	(53,915)	-
Decrease in accrued management fees	-	(162,945)	-
Net cash used in operating activities	(335,686)	(1,409,584)	(2,586,372)

Cash flows from investing activities
Purchase of property and equipment	-	(10,395)	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	(10,395)	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	1,871,000	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	1,871,000	3,627,500

Increase (decrease) in cash and cash equivalents	(335,686)	451,021	913,060

Cash and cash equivalents at beginning of period	1,248,746	797,725	-

Cash and cash equivalents at end of period	$913,060	$1,248,746	$913,060

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$195	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$60,000	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.

(Formerly “e.Deal.net, Inc.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Expressed in U.S. dollars)

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

On September 17, 2007, the Company commenced the development and acquisition of alternative renewable energy technologies through its wholly owned subsidiary, International Energy Corp., by entering into a research agreement with The Regents of the University of California (“UOC”) (the “UOC Research Agreement”) in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract was for a period of two years, ending on September 16, 2009. The Company could negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company had the right to apply for a patent on any invention made through the research.  The Company agreed to pay a total of $238,680 to UOC for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

The Company reviewed research outcomes from the UOC Research Agreement, which expired on September 16, 2009 and determined that it was not in the Company’s best interest to advance its research and development.  Accordingly, the Company did not renew the UOC Research Agreement. The Company is undertaking efforts to identify new commercial opportunities.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $2,904,050 as of March 31, 2010, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owed subsidiaries, International Energy Corp. and e.Deal Enterprises Corp.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas where management uses subjective judgment include valuation of equity instruments. Actual results can differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less.  On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

Research and Development

Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities Fair Value of Financial Instruments which are capitalized and recognized as expense as the related services are performed.

During the years ended March 31, 2010 and 2009, the Company incurred $29,835 and $136,158 on research and development activities.  From inception (November 6, 1998) to March 31, 2010 the Company incurred $255,498 on research and development activities.

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 7. Stock Options” and “Note 8. Warrants” for additional information on the Company’s stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively. See “Note 10. Income Taxes” for further discussion.

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

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 8. Warrants.”

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The fair value of the Company’s Series B Warrants was $0 at March 31, 2010, using the Black-Scholes model (see “Note 8. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 4. Net Loss Per Share” for further discussion.

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

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements during its fourth quarter of 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its fourth quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the roll forward activities, which it will adopt at the beginning of its fourth quarter of fiscal 2011.  Other than requiring additional disclosures, the adoption of this standard did not and will not have a material impact on the Company’s consolidated financial position and results of operations.

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

During the years ended March 31, 2010 and 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive and basic and diluted net loss per share are the same for those periods.  Excluded from the computation of diluted net loss per share for both of the years ended March 31, 2010 and 2009, because their effect would be antidilutive, are stock options and warrants to acquire 10,933,334 shares of common stock with a weighted-average exercise price of $0.26 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended March 31, 2010 and 2009:

	Year Ended
	March 31,
	2010	2009

Numerator - net loss	$ (261,758)	$ (1,227,825)

Denominator - weighted average number
of common shares outstanding - basic and diluted	42,249,166	41,785,513

Basic and diluted net loss per common share	$ (0.01)	$ (0.03)

Note 5. UOC Research Agreement

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

As of March 31, 2010, the Company has paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $29,835 and $135,298 is included in research and development expense for the years ended March 31, 2010 and 2009.

Note 6. Capital Stock

Preferred Stock

At March 31, 2010, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.  Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

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

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants were adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance was at a price per share which was less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price would have been reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof would have increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, would have been equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock resulted in a settlement amount that did not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Series B Warrants were not considered indexed to the Company’s own stock and therefore needed to be accounted for as a derivative.  As of March 31, 2010 the Company had not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  See “Note 8. Warrants.”

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units did not have any registration rights but otherwise had the same terms and conditions as the Units.

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

A summary of the Company’s stock option activity for the years ended March 31, 2010 and 2009 and related information follows:

			Weighted
			Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (1)	Value (1)

Outstanding at March 31, 2008	7,950,000	$ 0.13
Granted	150,000	0.69
Forfeited	(50,000)	0.83
Outstanding at March 31, 2009 and 2010	8,050,000	$ 0.14	5.24 years	$ 159,000

Exercisable at March 31, 2010	7,970,000	$ 0.13	5.21 years	$ 159,000

Available for grant at March 31, 2010	11,900,000
(1) The weighted average remaining contractual term and aggregate intrinsic value are as of March 31, 2010.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

During the years ended March 31, 2010 and 2009 the Company recorded stock compensation expense of $19,758 and $12,235 for the amortization of the fair value of stock options previously granted and vesting over time which is included in director fees – related party.

As of March 31, 2010, the Company had $23,007 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 3.75 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

				Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.13			7,950,000	5.20	$0.13	7,950,000	5.20	$0.13
0.40			50,000	8.55	0.40	10,000	8.55	0.40
0.83			50,000	8.45	0.83	10,000	8.45	0.83
$0.13	-	$0.83	8,050,000	5.24	$0.14	7,970,000	5.21	$0.13

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

On April 17, 2008, the Company completed the 2008 Private Placement (see “Note 6. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to a broker dealer, the Company issued 4,100,000 Series B Warrants, each to purchase a share of common stock at $0.60 per share, expiring on April 17, 2010.

As of March 31, 2010, there were 2,883,334 Series B Warrants outstanding, all of which were fully vested.

Warrant Liability

On April 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  The Company determined that its Series B Warrants contained a Dilutive Issuance provision (see “Note 6. Capital Stock: Common Stock”).  As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, under current liabilities, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company’s Series B Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter.  Fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The Company valued its warrant liability at March 31, 2010 using a Black-Scholes model (Level 3 inputs) containing the following assumptions:  dividend yield of 0%, expected volatility of 121.5%, risk-free interest rate of 0.15%, and expected term of 0.05 years.  The Company recorded a non-cash gain related to the Series B Warrants of $65,635 for the year ended March 31, 2010.  The Company did not sell any shares of common stock or common stock equivalents at a price that is below the exercise price of the Series B Warrants, prior to their expiration date of April 17, 2010, which would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  Since the Company determined that the future probability of a Dilutive Issuance was deemed unlikely, it did not have a material impact on the fair value of the Series B Warrants at March 31, 2010.

The following reconciles the warrant liability for the year ended March 31, 2010:

Beginning Balance, April 1, 2009	$65,635
Change in fair value of warrant liability	(65,635)
Ending Balance, March 31, 2010	$-

All 2,883,334 Series B Warrants expired unexercised on April 17, 2010.

Note 9. Related Party Transactions

Salaries and benefits

Salaries and benefits for the year ended March 31, 2010 were $62,448, consisting entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed the Company's President, Chief Executive Officer and Director, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.  Mr. Bell was appointed the Company's Chief Financial Officer, effective January 9, 2009, to fill the vacancy created by the resignation of Mr. Frank Fabio.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to the Company.  However, he still remains the Company's President, Chief Executive Officer, Chief Financial Officer, and a Director.  Since Mr. Bell’s hours have been curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

During the year ended March 31, 2009 the Company incurred $26,781 in cash wages and benefits expense for services rendered by Mr. O’Reilly, the Company's former President, Chief Executive Officer, and Director.  During the year ended March 31, 2009, the Company incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

Director fees

Effective October 1, 2008, non-employee directors receive $2,500 per quarter for their services as directors.  Prior to October 1, 2008, non-employee directors received $750 per quarter plus $100 for each Board meeting attended.

Directors fees for the years ended March 31, 2010 and 2009 consist of quarterly fees earned of $30,000 and $20,292, respectively, and stock compensation expense of $19,758 and $12,235 for the years ended March 31, 2010 and 2009 for stock options previously granted and vesting over time.

Accrued management fees

During the year ended March 31, 2009, the Company repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 10.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at March 31, 2010 and 2009 are as follows:

	Year Ended
	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$592,281	$494,966
Capitalized research and development	69,486	63,399
Stock based compensation	296,470	289,753
Research and development credit carry forward	10,085	8,824
Total deferred tax assets	968,322	856,942
Less: valuation allowance	(968,322)	(856,942)
Net deferred tax asset	$—	$—

The net increase in the valuation allowance for deferred tax assets was $111,380 and $148,734 for the years ended March 31, 2010 and 2009, respectively.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at March 31, 2010 available to offset future federal taxable income, if any, of $1,742,002, which will begin to expire during the year ended March 31, 2022.  Accordingly, there is no current tax expense for the years ended March 31, 2010 and 2009.  In addition, the Company has research and development tax credit carry forwards of $10,085 at March 31, 2010, which are available to offset federal income taxes and begin to expire during the year ended March 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended March 31, 2010 and 2009.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended March 31, 2010 and 2009:

	Year Ended
	March 31,
	2009	2009

Income tax benefit at statutory rate	$ 88,998	$ 417,461
Non-deductible fund raising costs	(5,168)	(265,166)
Non-deductible meals and entertainment	(1,041)	(3,515)
Change in fair value of warrant liability	22,316	-
Research and development credit	1,261	5,042
Other	5,014	(5,088)
Change in valuation allowance	(111,380)	(148,734)
	$ -	$ -

The fiscal years 2007 through 2010 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table and text set forth the names and ages of all of our directors and executive officers as of March 31, 2010. The board of directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.

Name	Age	Position	Director Since
Charles Bell	41	President, Chief Executive Officer, Chief Financial Officer, and Director	October 15, 2008
Derek J. Cooper (1)	32	Director	January 21, 2005
Joanne Stephenson	51	Director	September 12, 2008
Jatinder S. Bhogal	42	Director	October 15, 2008

(1)  Mr. Cooper resigned as our President and Chief Executive Officer on August 1, 2008.  He continues to serve as one of our directors.

Set forth below are the names of all of our directors and executive officers, all positions and offices with us held by each person, the period during which each has served as such, and the principal occupations and employment of such persons during at least the last five years, and other director positions held currently or during the last five years:

CHARLES BELL.  In 2002, Mr. Bell joined Houston, Texas based Allied Home Mortgage Capital Corporation, one of the largest privately held U.S. mortgage bankers, lending over $15 billion and processing up to 12,000 loans monthly in 50 states since 1991. As a Branch Owner/Manager, he built the company's Maryland operations, managing multiple offices across the state. In 2005, Mr. Bell joined Transcontinental Lending Group, Inc. as Regional Manager, where he was appointed to lead the company's expansion into the Mid Atlantic Region. Mr. Bell's experience includes working in concert with private investors and government regulators from HUD, FHA and various state compliance and regulatory authorities. During the course of his career, Mr. Bell has worked with major multinational corporations and international investment banks to develop and launch numerous financial products.  Mr. Bell joined us as President, Chief Executive Officer and Director on October 15, 2008.  Mr. Bell was appointed to the Position of Chief Financial Officer on January 9, 2009, upon the resignation of Mr. Frank Fabio.

DEREK J. COOPER.  Since 2003, Mr. Cooper has provided various engineering services to mining, energy and utilities companies. Mr. Cooper is an engineer registered in the Province of Alberta. Mr. Cooper earned his B.Sc. in 2001 and his B.A.Sc. in 2005. Mr. Cooper joined us as a Director on January 21, 2005. Mr. Cooper currently serves as a director and officer of Entheos Technologies, Inc., where he has held these positions since September 2008. Previously, Mr. Cooper served on the board of directors for Phytomedical Technologies Inc. from September 2003 to September 2006.

JOANNE STEPHENSON.  Ms. Stephenson earned a Bachelor of Science degree from the University of British Columbia in 1980 and also earned a Masters in Business Administration from Athabasca University in 2003. From 1998 to 2006 Ms. Stephenson was Vice President of Business Development and Sales and Marketing at Response BioMedical Corp. From January 2007 to July 2008, Ms. Stephenson was Head of Strategic Marketing at Innovative Biosensors, Inc.; and, from July 2008 to present, Ms. Stephenson is serving as Vice-President of Corporate Business Development and as Vice-President of Clinical Diagnostics. Ms. Stephenson joined us as a Director on September 12, 2008.

JATINDER S. BHOGAL.  Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For nearly 15 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions. Mr. Bhogal joined us as a Director on October 15, 2008.  Mr. Bhogal also serves as a director of HepaLife Technologies, Inc. and New Energy Technologies, Inc.

Family Relationships and Other Matters

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers. Executive officers are appointed by, and serve at the discretion of, the Board of Directors.

Legal Proceedings

During the past ten years, except as set forth below, none of our directors, executive officers, or promoters have been:

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

On August 8, 2000, Mr. Harmel S. Rayat and EquityAlert.com, Inc., without admitting or denying the allegations of the Securities and Exchange Commission that EquityAlert.com, Inc. did not disclose certain compensation received by it in connection with the publication of promotional advertisements of EquityAlert.com,  Inc. and Mr. Rayat consented to the entry of a permanent injunction enjoining them from violating Section 17(b) of the Securities Act of 1933; in addition, each agreed to pay a civil penalty of $20,000.

Mr. Rayat resigned his position as one of our officers and directors on September 12, 2008.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of these forms received by us, we believe that, with respect to our fiscal year ended March 31, 2010, our executive officers and directors have complied with applicable filing requirements under Section 16(a).

CORPORATE GOVERNANCE

We have adopted Corporate Governance Principles applicable to our Board of Directors. Our Corporate Governance Principles are available on our website at http://www.internationalenergyinc.com. To access our Corporate Governance Principles, click on “Investor Relations” and then click on “Corporate Governance”.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our officers, directors, employees and consultants and our affiliates, including our Chief Financial Officer and Chief Executive Officer, which complies with the requirements of the Sarbanes-Oxley Act of 2002 and NASD listing standards. Accordingly, the Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, timely, accurate and clear public disclosures, compliance with all applicable laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability. Our Code of Ethics is available on our website at http://www.internationalenergyinc.com. To access the Code of Ethics, click on “Investor Relations” and then click on “Code of Ethics”.

Director Independence

We are not listed on a U.S. securities exchange and, therefore, not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances our, Board of Directors has determined that each of Messrs. Bhogal and Cooper and Ms. Stephenson are independent from our management and qualify as “independent directors” under the standards of independence under the applicable National Association of Securities Dealers (“NASD”) listing standards.  This means that, in the judgment of the Board of Directors, none of those directors (1) is one of our (or our subsidiaries) officers or employee or (2) has any direct or indirect relationship with us that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. As a result, we have a majority of independent directors as required by the NASD listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board of Directors Meetings and Committees of the Board of Directors

During the fiscal year ended March 31, 2010, the Board held one meeting.  All members of the Board attended the meeting.

We currently do not have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of the:  (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent registered public accounting firm.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee.  We do not maintain a policy for considering nominees.  Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain our required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by Stockholders as it deems appropriate. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Charles Bell, 1200 G Street NW, Suite 800, Washington, DC 20005, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

ITEM 11.  EXECUTIVE COMPENSATION

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In fiscal 2010, we designed our executive compensation program to achieve the following objectives:

•         attract and retain executives experienced in developing and delivering products such as our own;

•         motivate and reward executives whose experience and skills are critical to our success;

•         reward performance; and

•         align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers during the fiscal year ended March 31, 2010 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year Ended March 31,	Salary ($)	Total ($)
Charles Bell (1) President, CEO, CFO and Director	2010 2009	$ 57,550 50,964	$ 57,550 50,964

(1)     On October 15, 2008, our Board of Directors appointed Mr. Charles Bell to the positions of President, Chief Executive Officer and Director.  Pursuant to an Employment Agreement with Mr. Bell, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of our common stock, subject to certain vesting requirements, within 60 days of the Employment Agreement. Pursuant to the terms of the Employment Agreement, the stock option was to be effective only upon delivery of a fully executed stock option agreement.  Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed pursuant to the terms of the Employment Agreement.  Accordingly, we did not record any stock compensation expense related to this stock option.

      Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to our operations.  However, he still remains our President, Chief Executive Officer, Chief Financial Officer, and a Director.  Since Mr. Bell’s hours have been curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

Outstanding equity awards at fiscal year end March 31, 2010

As of March 31, 2010, there were no equity awards for the Named Executive Officer which remained outstanding.

Option exercises and stock vested

During the fiscal year ended March 31, 2010 the Named Executive Officer did not exercise any stock options.  As of March 31, 2010, we do not have any outstanding and unvested stock awards to the Named Executive Officer.

Change of Control Agreements

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors. In the event of the termination of employment of the Named Executive Officer any and all unexercised stock options shall expire and no longer be exercisable as of the date of the termination.

Compensation of Directors

We do not pay director compensation to directors who are also our employees.  Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and our committees. In establishing director compensation, the Board is guided by the following goals:

  Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
  Compensation should align the directors’ interests with the long-term interests of stockholders; and
  Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $2,500 per quarter for their services as directors.  Directors are entitled to participate in our 2002 Stock Plan.  We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal year ended March 31, 2010.

	Director Compensation
	Fees Earned or
	Paid in
Name	Cash ($) (1)	Total ($)
Derek J. Cooper	$10,000	$10,000
Joanne Stephenson	10,000	10,000
Jatinder S. Bhogal	10,000	10,000
Total Director Compensation	$30,000	$30,000

(1)   The amounts in this column represent the quarterly cash meeting fee earned by or paid to our non-employee directors for service during the fiscal year ended March 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 28, 2010 by (i) all persons who are known to us to beneficially own more than 5% of the outstanding shares of our common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
Charles Bell 1200 G Street, NW, Suite 800 Washington, DC 20005	President, Chief Executive Officer, Chief Financial Officer and Director	-0-	-0- %
Derek Cooper (2) 1200 G Street, NW, Suite 800 Washington, DC 20005	Director, Former President and Chief Executive Officer	-0-	-0- %
Joanne Stephenson 1200 G Street, NW, Suite 800 Washington, DC 20005	Director	10,000 (3)	-0- %
Jatinder Bhogal 1200 G Street, NW, Suite 800 Washington, DC 20005	Director	10,000 (3)	-0- %
1420525 Alberta Ltd. c/o Harmel S. Rayat 216 – 1628 West 1st Avenue Vancouver, BC V6J 1G1	Stockholder, Former Chief Financial Officer, Director, Secretary and Treasurer	16,379,167 (4)	38.8%
Ranjit Bhogal 1962 Knox Rd. Vancouver, British Columbia, V6T 1S6	Stockholder	4,950,000 (5)	11.7%
Jeet Sidhu 5667 Sunrise Crescent West Surrey, British Columbia, V3S 7M4	Stockholder	3,000,000 (6)	7.1%
Kundan Rayat 54-8533 Cumberland Pl Burnaby, British Columbia, V6B 6E4	Stockholder	3,120,000	7.4%
Directors and Officers as a Group (4 persons)		20,000	-0- %

(1)     Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 42,249,166 shares of common stock issued and outstanding on a fully diluted basis as of May 28, 2010.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of May 28, 2010 are deemed outstanding for the purpose of calculating the number of shares of common stock and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)     Mr. Cooper resigned as an officer on August 1, 2008.

(3)     Represents shares of common stock issuable upon exercise of vested stock options.

(4)     Represents shares owned by 1420525 Alberta Ltd., a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director, and controlling stockholder.  In such capacity, Mr. Rayat may be deemed to have beneficial ownership of these shares.

 (5)    Represents a stock option granted on June 10, 2005 to purchase 4,950,000 shares of our common stock at an exercise price of $0.13 per share. The stock option expires on June 10, 2015.  The stock option was fully vested and exercisable as of May 28, 2010.

(6)     Represents a stock option granted on June 10, 2005 to purchase 3,000,000 shares of our common stock at an exercise price of $0.13 per share. The stock option expires on June 10, 2015.  The stock option was fully vested and exercisable as of May 28, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Chairman of the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel annually review all transactions and relationships disclosed and the board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Related Party Transactions

Salaries and benefits

Salaries and benefits for the year ended March 31, 2010 were $62,448, consisting entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed our President, Chief Executive Officer and Director, effective October 15, 2008, to fill the vacancy created by the resignation of Mr. Greg O’Reilly on the same date.  Mr. Bell was appointed our Chief Financial Officer, effective January 9, 2009, to fill the vacancy created by the resignation of Mr. Frank Fabio.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devotes his full time efforts to our operations.  However, he still remains our President, Chief Executive Officer, Chief Financial Officer, and a Director.  Since Mr. Bell’s hours have been curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

During the year ended March 31, 2009 we incurred $26,781 in cash wages and benefits expense for services rendered by Mr. O’Reilly, our former President, Chief Executive Officer, and Director.  During the year ended March 31, 2009, we incurred $51,824 in cash wages and benefits expense for services rendered by Mr. Bell.

Director fees

Effective October 1, 2008, non-employee directors receive $2,500 per quarter for their services as directors.  Prior to October 1, 2008, non-employee directors received $750 per quarter plus $100 for each Board meeting attended.

Directors fees for the years ended March 31, 2010 and 2009 consist of quarterly fees earned of $30,000 and $20,292, respectively, and stock compensation expense of $19,758 and $12,235 for the years ended March 31, 2010 and 2009 for stock options previously granted and vesting over time.

Accrued management fees

During the year ended March 31, 2009, we repaid $162,945 accrued in previous periods for management services provided by two directors in previous years.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Director Independence

For disclosure regarding director independence, please refer to “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board selected Peterson Sullivan, LLP (“Peterson Sullivan”) as the independent registered public accounting firm to audit our financial statements for the fiscal year ended March 31, 2010.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

We do not currently have an audit committee.

The following table presents aggregate fees for professional services rendered by Peterson Sullivan, LLP for the years ended March 31, 2010 and 2009.

	Year Ended
	March 31,
	2010	2009
Audit fees	$24,598	$19,178
Audit-related fees	7,424	6,911
Tax fees	4,286	7,191
Total fees	$36,308	$33,280

Audit Fees

Audit Fees for the years ended March 31, 2010 and 2009 consist of the aggregate fees billed by Peterson Sullivan for the audit of the consolidated financial statements included in the Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended March 31, 2010 and 2009.

Audit-Related Fees

Audit-related fees for the years ended March 31, 2010 and 2009 consist of the aggregate fees billed by Peterson Sullivan for the review and providing of a consent on our Form S-1 that was accepted by the SEC on July 17, 2009.

Tax Fees

Tax Fees for the years ended March 31, 2010 and 2009 consist of the aggregate fees billed by Peterson Sullivan for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1.   Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

  Report of Independent Registered Public Accounting Firm
  Consolidated Balance Sheets as of March 31, 2010 and 2009
  Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009 and from Inception (November 6, 1998) to March 31, 2010
  Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (November 6, 1998) to March 31, 2010
  Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009 and from Inception (November 6, 1998) to March 31, 2010
  Notes to Consolidated Financial Statements

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

International Energy, Inc.
(Registrant)

June 17, 2010	By: /s/ Charles Bell
President, Chief Executive Officer,
Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on  behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bell	President, Chief Executive Officer,	June 17, 2010
Charles Bell	Chief Financial Officer, Director

/s/ Jatinder S. Bhogal	Director	June 17, 2010
Jatinder S. Bhogal

/s/ Derek J. Cooper	Director	June 17, 2010
Derek J. Cooper

/s/ Joanne Stephenson	Director	June 17, 2010
Joanne Stephenson

Exhibit Index

Exhibit No.            Description of Exhibit

3.1                          Articles of Incorporation. (2)

3.2                          Articles of Incorporation, as amended. (1)

3.3                          By Laws. (2)

4.1                          Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto. (2)

4.2                          Form of Registration Rights Agreement dated April 17, 2008 by and among International Energy, Inc. and entities named therein and who are signatories thereto. (2)

4.3                          Form of Series B Warrant. (2)

4.4                          Placement Agent Agreement with Palladium Capital Advisors, LLC. (2)

10.1                        Research Agreement with The Regents of the University of California dated September 17, 2007. (2)

10.2                        Employment Agreement dated July 29, 2008 with Gregory O’Reilly. (3)

10.3                        Agreement dated October 15, 2008 terminating the July 29, 2008 employment agreement with Gregory O’Reilly. (3)

10.4                        Employment Agreement dated October 15, 2008 with Charles Bell. (3)

99.1                        International Energy, Inc. – 2002 Incentive Stock Plan. (4)

23.1                        Consent of Peterson Sullivan, LLP. *

31.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1                        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________

*Filed herewith.

(1)     Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2)     Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008.

(4)     Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on August 24, 2005.