Form 10-Q
period 2010-06-30
INTERNATIONAL ENERGY, INC.
filed 2010-08-16
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ Not Applicable ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)

Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of Common Stock, par value $0.001, were outstanding on August 12, 2010.

INTERNATIONAL ENERGY, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2010
Table of Contents

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Operations (Unaudited)	4
Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 4. Controls and Procedures.	20

PART II OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information.	21
Item 6. Exhibits	21
Signatures
Certifications

PART I   — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND MARCH 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	March 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$862,820	$913,060
Prepaid expenses and other current assets	4,686	-
Total current assets	867,506	913,060

Total assets	$867,506	$913,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$24,182	$14,255
Total current liabilities	24,182	14,255

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and March 31, 2010	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at June 30, 2010 and March 31, 2010	42,249	42,249
Additional paid-in capital	3,764,135	3,760,606
Deficit accumulated during the development stage	(2,963,060)	(2,904,050)

Total stockholders' equity	843,324	898,805

Total liabilities and stockholders' equity	$867,506	$913,060

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2010	2009	2010

Revenue	$-	$-	$-

Operating expenses
Investor relations	1,125	7,108	801,008
Director fees - related party	11,029	13,779	309,582
Research and development	-	29,835	255,498
Professional fees	36,474	58,185	577,905
Salaries and benefits	5,645	28,400	1,208,422
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	4,737	11,530	350,624
Total operating expenses	59,010	148,837	3,663,089

Operating loss	(59,010)	(148,837)	(3,663,089)

Other income (expense)
Interest income	-	-	34,713
Interest expense	-	-	(77,480)
Change in fair value of warrant liability	-	(102,942)	65,635
Loss on disposal of fixed assets	-	-	(9,800)
Foreign exchange gain (loss)	-	(15)	2,929
Total other income (expense)	-	(102,957)	15,997

Net loss	$(59,010)	$(251,794)	$(3,647,092)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	42,249,166	42,249,166

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	42,249,166	42,249	3,760,606	-	(2,904,050)	898,805

Stock based compensation expense	-	-	3,529	-	-	3,529

Loss, three months ended June 30, 2010	-	-	-	-	(59,010)	(59,010)

Balance, June 30, 2010	42,249,166	$ 42,249	$ 3,764,135	$ -	$ (2,963,060)	$ 843,324

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(59,010)	$(251,794)	$(3,647,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	102,942	(65,635)
Stock based compensation expense	3,529	6,279	875,501
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(4,686)	11,751	(4,686)
Increase in accounts payable	9,927	26,452	24,182
Net cash used in operating activities	(50,240)	(104,370)	(2,636,612)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	-	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	3,627,500

Increase (decrease) in cash and cash equivalents	(50,240)	(104,370)	862,820

Cash and cash equivalents at beginning of period	913,060	1,248,746	-

Cash and cash equivalents at end of period	$862,820	$1,144,376	$862,820

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $2,963,060 as of June 30, 2010 and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended March 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission.

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

During the three months ended June 30, 2010 and 2009, the Company incurred $0 and $29,835 on research and development activities.  From inception (November 6, 1998) to June 30, 2010 the Company incurred $255,498 on research and development activities.

Stock-based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 8. Stock Options” and “Note 9. Warrants” for additional information on the Company’s stock-based compensation plans.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in “Note 9. Warrants.”

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The fair value of the Company’s Series B Warrants was $0 at June 30, 2010, since they all expired on April 17, 2010 (see “Note 9. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it expects that none of the new standards will have a significant impact on its consolidated financial statements.

Note 5. Net Loss Per Share

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

During the three months ended June 30, 2010 and 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive and basic and diluted net loss per share are the same for those periods.  Excluded from the computation of diluted net loss per share for the three months ended June 30, 2010 and 2009, because their effect would be antidilutive, are stock options and warrants to acquire 8,050,000 and 10,933,334 shares of common stock with weighted-average exercise prices of $0.14 and $0.26 per share, respectively.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009

Basic and Diluted Net Loss Per Common Share Computation
Numerator: net loss	$ (59,010)	$ (251,794)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)

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

As of June 30, 2010, the Company has paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $0 and $29,835 is included in research and development expense for the three months ended June 30, 2010 and 2009.

Note 7. Capital Stock

Preferred Stock

At June 30, 2010, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.  Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

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

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants were adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance was at a price per share which was less than the then applicable exercise price of the Series B Warrants (“Dilutive Issuance”), in which event then the exercise price would have been reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof would have increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, would have been equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock resulted in a settlement amount that did not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed exercise price.  Accordingly, the Series B Warrants were not considered indexed to the Company’s own stock and therefore needed to be accounted for as a derivative.  The Series B Warrants all expired on April 17, 2010, none of which were exercised.  As of their expiration date, the Company had not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  See “Note 9. Warrants.”

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

A summary of the Company’s stock option activity for the three months ended June 30, 2010 and related information follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term (1)	Value (1)

Outstanding at March 31, 2010 and June 30, 2010	8,050,000	$ 0.14	5.0 years	$ -

Exercisable at June 30, 2010	7,970,000	$ 0.13	5.0 years	$ -

Available for grant at June 30, 2010	11,900,000

(1) The weighted average remaining contractual term and aggregate intrinsic value are as of June 30, 2010.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

During the three months ended June 30, 2010 and 2009 the Company recorded stock compensation expense of $3,529 and $6,279 for the amortization of the fair value of stock options previously granted and vesting over time which is included in director fees – related party.

As of June 30, 2010, the Company had $19,478 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 3.5 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

				Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.13			7,950,000	5.0	$0.13	7,950,000	5.0	$0.13
0.40			50,000	8.3	0.40	10,000	8.3	0.40
0.83			50,000	8.2	0.83	10,000	8.2	0.83
$0.13	-	$0.83	8,050,000	5.0	$0.14	7,970,000	5.0	$0.13

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

On April 17, 2010, the remaining 2,883,334 Series B Warrants expired unexercised.  As of June 30, 2010, there were no Series B Warrants outstanding.

Warrant Liability

On April 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  The Company determined that its Series B Warrants contained a Dilutive Issuance provision (see “Note 7. Capital Stock: Common Stock”).  As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company’s Series B Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter.  In determining the fair value of its warrant liability, the Company utilized level 3 inputs in a three-tier hierarchy. Level 3 valuations are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Please refer to “Note 4. Summary of Significant Accounting Policies.”

At March 31, 2010, the Company determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  Since all 2,883,334 Series B Warrants expired on April 17, 2010, their fair value at June 30, 2010 was $0.  Accordingly, the Company did not record a non-cash gain or loss during the three months ended June 30, 2010.  The Company recorded a non-cash loss related to the Series B Warrants of $102,942 during the three months ended June 30, 2009.

Note 10. Related Party Transactions

Director fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the three month periods ended June 30, 2010 and 2009 include fees earned of $7,500.  Additionally, the Company recorded stock compensation expense of $3,529 and $6,279 for the three months ended June 30, 2010 and 2009 for stock options previously granted and vesting over time.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our consolidated results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

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

We do not expect to generate any revenues for the foreseeable future and expect to continue incurring losses.

Because we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made in a Form 10-Q.

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

As of June 30, 2010, we have paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, $0 and $29,835 is included in research and development expense for the three months ended June 30, 2010 and 2009.

Results of Operations

Operating Expenses

A summary of our operating expenses for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended
	June 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Investor relations	$1,125	$7,108	$(5,983)	(84)%
Director fees - related party	11,029	13,779	(2,750)	(20)
Research and development	-	29,835	(29,835)	(100)
Professional fees	36,474	58,185	(21,711)	(37)
Salaries and benefits	5,645	28,400	(22,755)	(80)
Other operating expenses	4,737	11,530	(6,793)	(59)
Total operating expenses	$59,010	$148,837	$(89,827)	(60)%

Investor relations

Investor relations costs represent fees paid to publicize our technology within our industry and the investment community with the purpose of increasing company recognition and name branding.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we pay the third party consultant $375 per month. The Shareholder Communications Agreement was renewed (with the same terms) for another one-year term, expiring April 15, 2011. Accordingly, we incurred $1,125 and $936 during the three months ended June 30, 2010 and 2009 pursuant to the Shareholder Communications Agreement.

Effective October 1, 2008, we entered into a one-year Market Access Services Agreement (the “Market Agreement”) with an investor relations firm.  Pursuant to the terms of the Market Agreement, we paid $1,900 per month for investor and public relations, corporate branding and corporate image services. The Market Agreement was not renewed. We incurred $5,700 during the three months ended June 30, 2009 pursuant to the Market Agreement.

Director fees – related party

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the three month periods ended June 30, 2010 and 2009 include fees earned of $7,500.  Additionally, we recorded stock compensation expense of $3,529 and $6,279 for the three months ended June 30, 2010 and 2009 for stock options previously granted and vesting over time.

Research and development

Research and development represent costs incurred to develop our technology pursuant to our former research agreement with UOC. The UOC Research Agreement included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.

Research and development expense for the three months ended June 30, 2009 is comprised entirely of payments made pursuant to the UOC Research Agreement.

Professional fees

Professional fees substantially consist of accounting, audit, tax and legal fees, and Edgar filing fees.

Professional fees were $36,474 during the three months ended June 30, 2010, a decrease of $21,711, from $58,185 for the three months ended June 30, 2009 substantially due to decreases in accounting related fees of approximately $6,500 and legal fees of approximately $15,000.  The decrease in accounting related fees and legal fees from the prior year is the result of us filing amendments to our Form S-1 and a response to an SEC comment letter in the prior year as well as an increase in the utilization of legal counsel during the prior year for the preparation and review of the required filings with the Securities and Exchange Commission (the “SEC”) and related correspondence.

Salaries and benefits

Salaries and benefits for the three months ended June 30, 2010 and 2009 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, our President, Chief Executive Officer, Chief Financial Officer and one of our directors. Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devoted his full time efforts to the Company.  However, he still retains all aforementioned executive officer positions and remains one of our directors.  Since Mr. Bell’s hours were curtailed his annual compensation was reduced to $18,000, effective September 1, 2009.

                Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses were $4,737 during the three months ended June 30, 2010, a decrease of $6,793, from $11,530 for the same period in 2009 substantially due to decreases in travel and entertainment related expense of approximately $4,000 and rent of $3,800.  During the prior year, we publicized our technology within the investor community and market place, which required significant travel.  The decrease in rent is substantially due to the reduction of the size of the corporate office space that we lease in Washington, DC.  Effective August 1, 2009, rent for this facility was reduced from $1,100 per month to $219 per month.

Other Expense

A summary of our other expense for the three months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended
	June 30,		Increase /
	2010	2009	(Decrease)

Other expense
Change in fair value of warrant liability	$-	$102,942	$(102,942)
Foreign exchange loss	-	15	(15)
Total other expense	$-	$102,957	$(102,957)

Change in fair value of warrant liability

On April 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  We determined that our Series B Warrants contained a Dilutive Issuance provision (see “Note 7. Capital Stock” and “Note 9. Warrants” in the notes to the consolidated financial statements).  As a result, we reclassified 2,883,334 of our Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

Our Series B Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Series B Warrants and the volatility of our stock all impacted the fair value of our Series B Warrants.

At March 31, 2010, we determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  Since all 2,883,334 Series B Warrants expired on April 17, 2010, their fair value at June 30, 2010 was $0.  Accordingly, we did not record a non-cash gain or loss during the three months ended June 30, 2010.  We recorded a non-cash loss related to the Series B Warrants of $102,942 during the three months ended June 30, 2009.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $2,963,060 through June 30, 2010 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our technologies and expand.  We face all the risks common to development stage companies, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  Our future funding requirements will depend on numerous factors, including: the time and investment required to invest in our research and development project; to recruit and train qualified management personnel; and our ability to compete against other, better capitalized corporations in similar businesses.

At June 30, 2010, we had cash and cash equivalents of $862,820. We have financed our operations primarily from funds received pursuant to the 2008 Private Placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants. Please refer to “Note 7. Capital Stock” in the notes to the consolidated financial statements.

Net cash used in operating activities was $50,240 for the three months ended June 30, 2010, compared to net cash used of $104,370 for the three months ended June 30, 2009.  The decrease in cash used in operating activities of $54,130 was substantially due to decreases in investor relations, professional fees, and salaries and benefits. Please refer to “Results of Operations” above for discussion regarding the decreases in these expenses.

Related Party Transactions

Director fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the three month periods ended June 30, 2010 and 2009 include fees earned of $7,500.  Additionally, we recorded stock compensation expense of $3,529 and $6,279 for the three months ended June 30, 2010 and 2009 for stock options previously granted and vesting over time.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

As of the balance sheet date, our contractual obligations consist of future minimum lease payments of $3,219 pursuant to our corporate office lease in Washington, DC and our business office lease in Bel Air, Maryland.  In addition, we have future minimum payments $3,563 pursuant to the Shareholder Communications Services Agreement, as discussed above.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 4. “Summary of Significant Accounting Policies” to the Consolidated Financial Statements in this Form 10-Q.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

                                                                                                                                International Energy, Inc.

                                                                                                                                (Registrant)

Date: August 16, 2010	By: /s/ Charles Bell Charles Bell President, Chief Executive Officer, Chief Financial Officer, Director