Form 10-Q
period 2010-09-30
INTERNATIONAL ENERGY, INC.
filed 2010-11-09
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

____________________

FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,249,166 shares of common stock, par value $0.001, were outstanding on November 1, 2010.

INTERNATIONAL ENERGY, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I   — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND MARCH 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	March 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$807,696	$913,060
Prepaid expenses and other current assets	4,549	-
Total current assets	812,245	913,060

Total assets	$812,245	$913,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$18,577	$14,255
Accrued liabilities	3,000	-
Total current liabilities	21,577	14,255

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and March 31, 2010	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at September 30, 2010 and March 31, 2010	42,249	42,249
Additional paid-in capital	3,767,510	3,760,606
Deficit accumulated during the development stage	(3,019,091)	(2,904,050)

Total stockholders' equity	790,668	898,805

Total liabilities and stockholders' equity	$812,245	$913,060

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					From Inception
	Three Months Ended		Six Months Ended		(November 6, 1998) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
Investor relations	1,125	6,825	2,250	13,933	802,133
Director and management fees	12,575	13,471	23,604	27,250	322,157
Research and development	-	-	-	29,835	255,498
Professional fees	22,707	30,124	59,181	88,309	600,612
Salaries and benefits	4,357	24,902	10,002	53,302	1,212,779
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Other operating expenses	15,029	10,001	19,766	21,531	365,653
Total operating expenses	55,793	85,323	114,803	234,160	3,718,882

Operating loss	(55,793)	(85,323)	(114,803)	(234,160)	(3,718,882)

Other income (expense)
Interest income	-	-	-	-	34,713
Interest expense	-	-	-	-	(77,480)
Change in fair value of warrant liability	-	91,074	-	(11,868)	65,635
Loss on disposal of fixed assets	-	-	-	-	(9,800)
Foreign exchange gain (loss)	(238)	93	(238)	78	2,691
Total other income (expense)	(238)	91,167	(238)	(11,790)	15,759

Net income (loss)	$(56,031)	$5,844	$(115,041)	$(245,950)	$(3,703,123)

Net income (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	42,249,166	42,249,166	42,249,166	42,249,166
Weighted average number of common shares outstanding - diluted	42,249,166	46,462,217	42,249,166	42,249,166

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$ -	$ -	$ -	$ -	$ -

Common stock issued at $0.001 per share
to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per
share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Net loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per
share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related
party for services rendered at $0.08 per
share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.05 per share, June 9, 2005
and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.13 per share,
October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	42,249,166	42,249	3,760,606	-	(2,904,050)	898,805

Stock based compensation expense	-	-	6,904	-	-	6,904

Net loss, six months ended September 30, 2010	-	-	-	-	(115,041)	(115,041)

Balance, September 30, 2010	42,249,166	$ 42,249	$ 3,767,510	$ -	$ (3,019,091)	$ 790,668

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Six Months Ended		(November 6, 1998) to
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(115,041)	$(245,950)	$(3,703,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	11,868	(65,635)
Stock based compensation expense	6,904	12,250	878,876
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(4,549)	13,128	(4,549)
Increase (decrease) in accounts payable	4,322	(7,734)	18,577
Increase (decrease) in accrued liabilities	3,000	(29,471)	3,000
Net cash used in operating activities	(105,364)	(245,909)	(2,691,736)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	-	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	3,627,500

Increase (decrease) in cash and cash equivalents	(105,364)	(245,909)	807,696

Cash and cash equivalents at beginning of period	913,060	1,248,746	-

Cash and cash equivalents at end of period	$807,696	$1,002,837	$807,696

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

The Company reviewed research outcomes from the UOC Research Agreement, which expired on September 16, 2009, and determined that it was not in the Company’s best interest to advance its research and development.  Accordingly, the Company did not renew the UOC Research Agreement. The Company is undertaking efforts to identify new commercial opportunities.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $3,019,091 as of September 30, 2010 and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company faces all the risks common to companies that are in the development stage, including under-capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Additionally, the Company has expended a significant amount of cash in developing its technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended March 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission.

Note 4.  Summary of Significant Accounting Policies

Estimates

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

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.  Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities, which are capitalized and recognized as expense as the related services are performed.

The Company did not incur any research and development expense during the three months ended September 30, 2010 and 2009.  During the six months ended September 30, 2010 and 2009, the Company incurred $0 and $29,835 on research and development activities.  From inception (November 6, 1998) to September 30, 2010 the Company incurred $255,498 on research and development activities.

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

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The fair value of the Company’s Series B Warrants was $0 at September 30, 2010, since they all expired on April 17, 2010 (see “Note 9. Warrants”).  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

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

During the three months ended September 30, 2010 and the six months ended September 30, 2010 and 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2010, because their effect would be antidilutive, are stock options to acquire 100,000 shares of common stock with a weighted-average exercise price of $0.62 per share.  Excluded from the computation of diluted net loss per share for the six months ended September 30, 2009, because their effect would be anti-dilutive, are stock options and warrants to acquire 10,933,334 shares of common stock with a weighted-average exercise price of $0.26 per share.

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

Following is the computation of basic and diluted net income (loss) per share for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ (56,031)	$ 5,844	$ (115,041)	$ (245,950)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166	42,249,166	42,249,166

Basic net income (loss) per share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.01)

Dilutive Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$ (56,031)	$ 5,844	$ (115,041)	$ (245,950)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166	42,249,166	42,249,166
Effect of dilutive securities:
Stock options	-	4,213,051	-	-
Total shares	42,249,166	46,462,217	42,249,166	42,249,166

Diluted net income (loss) per share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.01)

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

As of September 30, 2010, the Company has paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, none is included in research and development expense for the three months ended September 30, 2010 and 2009 and $0 and $29,835 is included in research and development expense for the six months ended September 30, 2010 and 2009, respectively.

Note 7. Capital Stock

Preferred Stock

At September 30, 2010, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation.  Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

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

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant.  In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Director and management fees	$3,375	$5,971	$6,904	$12,250
Total	$3,375	$5,971	$6,904	$12,250

A summary of the Company’s stock option activity for the six months ended September 30, 2010 and related information follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at March 31, 2010	8,050,000	$ 0.14
Cancellations	(7,950,000)	0.13
Outstanding at September 30, 2010	100,000	$ 0.62	8.0 years	$ -

Exercisable at September 30, 2010	30,000	$ 0.69	8.0 years	$ -

Available for grant at September 30, 2010	19,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

During the three months ended September 30, 2010, the Company cancelled 7,950,000 stock options granted on June 10, 2005 at an exercise price of $0.13 per share.  These stock options were fully vested on their cancellation date and the related stock-based compensation expense was already previously recorded.

As of September 30, 2010, the Company had $16,103 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 3.25 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

				Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.40			50,000	8.0	$0.40	10,000	8.0	$0.40
0.83			50,000	8.0	0.83	20,000	8.0	0.83
$0.40	-	$0.83	100,000	8.0	$0.62	30,000	8.0	$0.69

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

On April 17, 2010, the remaining 2,883,334 Series B Warrants expired unexercised.  As of September 30, 2010, there were no Series B Warrants outstanding.

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

At March 31, 2010, the Company determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  Since all 2,883,334 Series B Warrants expired on April 17, 2010, their fair value at September 30, 2010 was $0.  Accordingly, the Company did not record a non-cash gain or loss during the three or six months ended September 30, 2010.  The Company recorded a non-cash gain related to the Series B Warrants of $91,074 during the three months ended September 30, 2009 and a non-cash loss of $11,868 during the six months ended September 30, 2009.

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

As of September 30, 2010, we have paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, none is included in research and development expense for the three months ended September 30, 2010 and 2009 and $0 and $29,835 is included in research and development expense for the six months ended September 30, 2010 and 2009, respectively.

Results of Operations

Operating Expenses

A summary of our operating expenses for the three and six months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended
	September 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Investor relations	$1,125	$6,825	$(5,700)	(84)%
Director and management fees	12,575	13,471	(896)	(7)
Research and development	-	-	-	*
Professional fees	22,707	30,124	(7,417)	(25)
Salaries and benefits	4,357	24,902	(20,545)	(83)
Other operating expenses	15,029	10,001	5,028	50
Total operating expenses	$55,793	$85,323	$(29,530)	(35)%

* Not meaningful

	Six Months Ended
	September 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Investor relations	$2,250	$13,933	$(11,683)	(84)%
Director and management fees	23,604	27,250	(3,646)	(13)
Research and development	-	29,835	(29,835)	*
Professional fees	59,181	88,309	(29,128)	(33)
Salaries and benefits	10,002	53,302	(43,300)	(81)
Other operating expenses	19,766	21,531	(1,765)	(8)
Total operating expenses	$114,803	$234,160	$(119,357)	(51)%

* Not meaningful

Investor relations

Investor relations costs represent fees paid to publicize our technology within our industry and the investment community with the purpose of increasing company recognition and name branding.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the “Shareholder Communications Agreement”) with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we pay the third party consultant $375 per month.  The Shareholder Communications Agreement was renewed (with the same terms) for another one-year term, expiring April 15, 2011. Accordingly, we incurred $1,125 during both of the three month periods ended September 30, 2010 and 2009 pursuant to the Shareholder Communications Agreement. We incurred $2,250 and $2,063 during the six months ended September 30, 2010 and 2009 pursuant to the Shareholder Communications Agreement.

Effective October 1, 2008, we entered into a one-year Market Access Services Agreement (the “Market Agreement”) with an investor relations firm.  Pursuant to the terms of the Market Agreement, we paid $1,900 per month for investor and public relations, corporate branding and corporate image services. The Market Agreement was not renewed.  We incurred $0 and $5,700 during the three months ended September 30, 2010 and 2009 pursuant to the Market Agreement. We incurred $0 and $11,400 during the six months ended September 30, 2010 and 2009 pursuant to the Market Agreement.

Director and management fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the three month periods ended September 30, 2010 and 2009 include fees earned of $7,500.  Additionally, the Company recorded stock compensation expense of $3,375 and $5,971 for the three months ended September 30, 2010 and 2009, respectively, for stock options previously granted and vesting over time.

Director fees for both of the six month periods ended September 30, 2010 and 2009 include fees earned of $15,000.  Additionally, the Company recorded stock compensation expense of $6,904 and $12,250 for the six months ended September 30, 2010 and 2009, respectively, for stock options previously granted and vesting over time.

Effective August 27, 2010, Mr. Charles Bell resigned as a member of our Board of the Directors (“Board”) and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Amit S. Dang a director and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Secretary.

We entered into an Executive Services Agreement with Mr. Dang, dated August 30, 2010 (the “Agreement”) pursuant to which Mr. Dang will provide us with executive services.  We may terminate the Agreement at any time, for or without cause, upon written notice to Mr. Dang.  Mr. Dang is being paid $1,700 per month for his services. Mr. Dang will not be devoting his full time and attention to our affairs.

During the three months ended September 30, 2010, we incurred $1,700 pursuant to the Agreement.

Research and development

Research and development represent costs incurred to develop our technology pursuant to our former research agreement with UOC. The UOC Research Agreement included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.

Research and development expense for the six months ended September 30, 2009 is comprised entirely of payments made pursuant to the UOC Research Agreement.

Professional fees

Professional fees substantially consist of accounting, audit, tax and legal fees, and Securities and Exchange Commission (the “SEC”) related filing costs.

Professional fees were $22,707 during the three months ended September 30, 2010, a decrease of $7,417, from $30,124 for the same period of the prior year.  The decrease is substantially due to decreases in accounting related fees of approximately $6,800 and Edgar filing fees of approximately $4,000.  The decrease in accounting related fees and SEC related filing costs from the prior year is the result of us filing amendments to our Form S-1 and related correspondence in the prior year.   Offsetting these decreases in professional fees is an increase in legal fees of approximately $3,300.

Professional fees were $59,181 during the six months ended September 30, 2010, a decrease of $29,128, from $88,309 for the same period of the prior year.  The decrease is substantially due to decreases in accounting related fees of approximately $13,400, legal fees of approximately $11,200, and SEC related filing costs of approximately $3,900.  The decrease in these costs from the prior year is the result of us filing amendments to our Form S-1 and a response to an SEC comment letter in the prior year as well as an increase in the utilization of legal counsel during the prior year for the preparation and review of the required filings with the SEC and related correspondence.

Salaries and benefits

Salaries and benefits for the three and six months ended September 30, 2010 and 2009 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, our former President, Chief Executive Officer, Chief Financial Officer and one of our directors. Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devoted his full time efforts to the Company.  However, he still retained all aforementioned executive officer positions and remained one of our directors.  Because Mr. Bell’s hours were curtailed his annual compensation was reduced to $18,000, effective September 1, 2009. Effective August 27, 2010, Mr. Bell resigned as a member of our Board and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Dang a director and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Secretary. Compensation provided to Mr. Dang is included in “Director and management fees” as discussed in the same titled section above.

Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses were $15,029 during the three months ended September 30, 2010, an increase of $5,028, from $10,001 for the same period in 2009, partially due to an increase in travel and entertainment related expense of approximately $9,700 offset by a decrease in rent of approximately $3,400.  During the current year, we were attempting to identify new commercial opportunities, which required significant travel.  The decrease in rent is substantially due to the reduction of the size of the corporate office space that we lease in Washington, DC.  Effective August 1, 2009, rent for this facility was reduced from $1,100 per month to $219 per month, plus variable charges. We are continuing our efforts to identify new commercial opportunities,

Other operating expenses were $19,766 during the six months ended September 30, 2010, a decrease of $1,765, from $21,531 for the same period in 2009, partially due to a decrease in rent of approximately $7,200 offset by an increase in travel and entertainment related expense of approximately $6,400.  The decrease in rent is substantially due to the reduction of the size of the corporate office space that we lease in Washington, DC.  Effective August 1, 2009, rent for this facility was reduced from $1,100 per month to $219 per month, plus variable charges. During the prior year, we were attempting to identify new commercial opportunities, which required significant travel.

Other Income (Expense)

A summary of our other income (expense) for the six months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Other income (expense)
Change in fair value of warrant liability	$-	$91,074	$(91,074)	$-	$(11,868)	$11,868
Foreign exchange gain (loss)	(238)	93	(331)	(238)	78	(316)
Total other income (expense)	$(238)	$91,167	$(91,405)	$(238)	$(11,790)	$11,552

Change in fair value of warrant liability

On April 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  We determined that our Series B Warrants contained a Dilutive Issuance provision (see “Note 7. Capital Stock” and “Note 9. Warrants” in the notes to the consolidated financial statements contained in this Form 10-Q).  As a result, we reclassified 2,883,334 of our Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

Our Series B Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Series B Warrants and the volatility of our stock all impacted the fair value of our Series B Warrants.

At March 31, 2010, we determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  Since all 2,883,334 Series B Warrants expired on April 17, 2010, their fair value at September 30, 2010 was $0.  Accordingly, we did not record a non-cash gain or loss during the three and six months ended September 30, 2010.  We recorded a non-cash gain related to the Series B Warrants of $91,074 during the three months ended September 30, 2009 and a non-cash loss of $11,868 during the six months ended September 30, 2009.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $3,019,091 through September 30, 2010 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our technologies and expand.  We face all the risks common to development stage companies, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  Our future funding requirements will depend on numerous factors, including: the time and investment required to invest in our business activities; to recruit and train qualified management personnel; and our ability to compete against other, better capitalized corporations in similar businesses.

At September 30, 2010, we had cash and cash equivalents of $807,696. We have financed our operations primarily from funds received pursuant to the 2008 Private Placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants. Please refer to “Note 7. Capital Stock” in the notes to the consolidated financial statements contained in this Form 10-Q.

Net cash used in operating activities was $105,364 for the six months ended September 30, 2010, compared to net cash used of $245,909 for the same period in 2009.  The decrease in cash used in operating activities of $140,545 was substantially due to decreases in amounts paid for investor relations, research and development, professional fees, salaries and benefits, and rent. Please refer to “Results of Operations” above for discussion regarding the decreases in these expenses.

Other Contractual Obligations

As of September 30, 2010, our contractual obligations consist of future minimum lease payments of $2,400 pursuant to our corporate office lease in Washington, DC and our business office lease in Detroit, MI.  In addition, we have future minimum payments $2,400 pursuant to the Shareholder Communications Services Agreement, as discussed above.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the consolidated financial statements in this Form 10-Q.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.           Description of Exhibit

3.1                          Articles of Incorporation. (2)

3.2                          Articles of Incorporation, as amended. (1)

3.3                          By Laws. (2)

4.1                          Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto. (2)

4.2                          Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto. (2)

4.3                          Form of Series B Warrant. (2)

4.4                          Placement Agent Agreement with Palladium Capital Advisors, LLC. (2)

10.1                        Research Agreement with The Regents of the University of California dated September 17, 2007. (2)

10.2                        Employment Agreement dated July 29, 2008 with Gregory O’Reilly. (3)

10.3                        Agreement dated October 15, 2008 terminating the July 29, 2008 employment agreement with Gregory O’Reilly. (3)

10.4                        Employment Agreement dated October 15, 2008 with Charles Bell. (3)

10.5                  Executive Services Agreement dated August 30, 2010 between International Energy, Inc. and Amit S. Dang. *

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

International Energy, Inc. (Registrant)

November 9, 2010	By: /s/ Amit S. Dang Amit S. Dang President, Chief Executive Officer, Chief Financial Officer, Director