Form 10-Q
period 2010-12-31
INTERNATIONAL ENERGY, INC.
filed 2011-02-14
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-52040

INTERNATIONAL ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0195748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1200 G Street, NW, Suite 800
Washington, District of Columbia	20005
(Address of principal executive offices)	(Zip Code)

(800) 676-1006
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.)
Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,249,166 shares of common stock, par value $0.001, were outstanding on February 9, 2011.

INTERNATIONAL ENERGY, INC.
FORM 10-Q

For the Quarterly Period Ended December 31, 2010

PART I    FINANCIAL INFORMATION

PART II   OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures

Certifications

PART I   — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND MARCH 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$762,640	$913,060
Prepaid expenses and other current assets	3,356	-
Total current assets	765,996	913,060

Total assets	$765,996	$913,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,948	$14,255
Accrued liabilities	1,500	-
Total current liabilities	6,448	14,255

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and March 31, 2010	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at December 31, 2010 and March 31, 2010	42,249	42,249
Additional paid-in capital	3,769,890	3,760,606
Deficit accumulated during the development stage	(3,052,591)	(2,904,050)

Total stockholders' equity	759,548	898,805

Total liabilities and stockholders' equity	$765,996	$913,060

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

					From Inception (November 6, 1998) to December 31. 2010
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-	$-

Operating expenses
Marketing and investor relations	1,495	1,275	4,045	15,448	809,937
Director and management fees	14,979	11,479	38,583	38,729	337,136
Research and development	-	-	-	29,835	255,498
Professional fees	9,811	22,490	68,992	110,799	610,422
Salaries and benefits	-	3,023	10,002	56,325	1,212,779
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Other operating expenses	6,948	13,191	26,414	34,482	366,293
Total operating expenses	33,233	51,458	148,036	285,618	3,752,115

Operating loss	(33,233)	(51,458)	(148,036)	(285,618)	(3,752,115)

Other income (expense)
Interest income	-	-	-	-	34,713
Interest expense	-	-	-	-	(77,480)
Change in fair value of warrant liability	-	73,633	-	61,765	65,635
Loss on disposal of fixed assets	-	-	-	-	(9,800)
Foreign exchange gain (loss)	(267)	(336)	(505)	(258)	2,424
Total other income (expense)	(267)	73,297	(505)	61,507	15,492

Net income (loss)	$(33,500)	$21,839	$(148,541)	$(224,111)	$(3,736,623)

Net income (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$(0.01)
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	42,249,166	42,249,166	42,249,166	42,249,166
Weighted average number of common shares outstanding - diluted	42,249,166	44,705,478	42,249,166	42,249,166

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Development Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Net loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of warrants, at $0.05 per share, June 9, 2005 and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of stock option, at $0.13 per share, October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Development Stage	Equity (Deficit)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	42,249,166	42,249	3,760,606	-	(2,904,050)	898,805

Stock based compensation expense	-	-	9,284	-	-	9,284

Net loss, nine months ended December 31, 2010	-	-	-	-	(148,541)	(148,541)

Balance, December 31, 2010	42,249,166	$42,249	$3,769,890	$-	$(3,052,591)	$759,548

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2010
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(148,541)	$(224,111)	$(3,736,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	(61,765)	(65,635)
Stock based compensation expense	9,284	16,229	881,256
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(3,356)	9,328	(3,356)
Increase (decrease) in accounts payable	(9,307)	(2,537)	4,948
Increase (decrease) in accrued liabilities	1,500	(29,471)	1,500
Net cash used in operating activities	(150,420)	(292,327)	(2,736,792)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	-	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	3,627,500

Increase (decrease) in cash and cash equivalents	(150,420)	(292,327)	762,640

Cash and cash equivalents at beginning of period	913,060	1,248,746	-

Cash and cash equivalents at end of period	$762,640	$956,419	$762,640

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010
(Expressed in U.S. dollars)
(Unaudited)

Note 1.  Organization and Description of Business

International Energy, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 6, 1998, under the name "e.Deal.net, Inc.," with an authorized capital of 100,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.01. On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.

On June 9, 2005, the Company incorporated two wholly-owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

The Company was initially incorporated to provide a platform for supplying automotive information to, and connecting, buyers and sellers of pre-owned automobiles through the Internet. The Company was not successful in its efforts and during 2005, started winding down its online automotive business activities.  In November 2006, the Company ceased providing online automotive information through e.Deal Enterprises Corp. The assets and liabilities, the results of operations, and cash flows related to e.Deal Enterprises Corp. were not classified as discontinued operations as the amounts were not significant.

Through International Energy Corp., the Company was involved in the investigation, acquisition and exploration for petroleum and natural gas in various parts of the United States and Canada.  From November 2006 through August 31, 2007, the Company focused solely on petroleum and natural gas exploration. The Company acquired exploration rights under land leases located in the State of Utah.  The Company's proposed exploration program was unable to exploit these leases due to a lack of adequate drilling rigs and equipment as well as qualified personnel.  The Company determined that its primary focus should remain on energy and therefore, beginning in September 2007, the Company redirected its focus from oil and gas exploration to the acquisition, development and commercialization of alternative renewable energy technologies.  The assets and liabilities, the results of operations, and cash flows related to petroleum and natural gas exploration were not classified as discontinued operations as the amounts were not significant.

On September 17, 2007, the Company commenced the development and acquisition of alternative renewable energy technologies through its wholly owned subsidiary, International Energy Corp., by entering into a research agreement with The Regents of the University of California ("UOC") (the "UOC Research Agreement") in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract was for a period of two years, ending on September 16, 2009. The Company could negotiate with UOC for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company had the right to apply for a patent on any invention made through the research.  The Company agreed to pay a total of $238,680 to UOC for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

The Company reviewed research outcomes from the UOC Research Agreement, which expired on September 16, 2009, and determined that it was not in the Company's best interest to advance its research and development.  Accordingly, the Company did not renew the UOC Research Agreement. The Company is undertaking efforts to identify new commercial opportunities.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $3,052,591 as of December 31, 2010, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business.

The Company faces all the risks common to companies that are in the development stage, including under-capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Additionally, the Company has expended a significant amount of cash in developing its technologies.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements of the Company's operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

The Company's consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company's 2010 Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission.

Note 4.  Summary of Significant Accounting Policies

Estimates

The preparation of the Company's consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Research and Development

Research and development costs represent costs incurred to develop the Company's technology, including salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.  Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities, which are capitalized and recognized as expense as the related services are performed.

The Company did not incur any research and development expense during the three months ended December 31, 2010 and 2009.  During the nine months ended December 31, 2010 and 2009, the Company incurred $0 and $29,835 on research and development activities.  From inception (November 6, 1998) to December 31, 2010, the Company incurred $255,498 on research and development activities.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Liabilities valued with Level 3 inputs are described in "Note 9. Warrants."

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The fair value of the Company's Series B Warrants was $0 at December 31, 2010, since they all expired on April 17, 2010 (see "Note 9. Warrants").  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Stock-based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See "Note 8. Stock Options" and "Note 9. Warrants" for additional information on the Company's stock-based compensation plans.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company's previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

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

During the three months ended December 31, 2010 and the nine months ended December 31, 2010 and 2009, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive.  Excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2010, because their effect would be antidilutive, are stock options to acquire 100,000 shares of common stock with a weighted-average exercise price of $0.62 per share.  Excluded from the computation of diluted net loss per share for the nine months ended December 31, 2009, because their effect would be anti-dilutive, are stock options and warrants to acquire 10,933,334 shares of common stock with a weighted-average exercise price of $0.26 per share.

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

Following is the computation of basic and diluted net income (loss) per share for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Basic Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(33,500)	$21,839	$(148,541)	$(224,111)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166	42,249,166	42,249,166

Basic net income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.01)

Dilutive Net Income (Loss) Per Share Computation
Numerator: net income (loss)	$(33,500)	$21,839	$(148,541)	$(224,111)

Denominator:
Weighted average number of common shares outstanding	42,249,166	42,249,166	42,249,166	42,249,166
Effect of dilutive securities:
Stock options	-	2,456,312	-	-
Total shares	42,249,166	44,705,478	42,249,166	42,249,166

Diluted net income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.01)

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

As of December 31, 2010, the Company has paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, none is included in research and development expense for the three months ended December 31, 2010 and 2009 and $0 and $29,835 is included in research and development expense for the nine months ended December 31, 2010 and 2009, respectively.

Note 7. Capital Stock

Preferred Stock

At December 31, 2010, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

Common Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the "2008 Private Placement"). The 2008 Private Placement consisted of the sale of 4,000,000 units (the "Units") at a price of $0.60 per Unit.  Each Unit consisted of one share (collectively "Unit Shares") of the Company's common stock and one Series B Warrant to purchase a share of common stock at $0.60 per share for a period of two years from the date of issuance.  In connection with the 2008 Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors.  On July 17, 2009, the Company received a Notice of Effectiveness from the Securities and Exchange Commission (the "SEC") registering the Unit Shares and additional shares held by certain selling stockholders in private transactions.

The number of shares issuable upon exercise of the Series B Warrants and the exercise price of the Series B Warrants were adjustable in the event of stock splits, combinations and reclassifications, but not in the event of the issuance by the Company of additional securities, unless such issuance was at a price per share which was less than the then applicable exercise price of the Series B Warrants ("Dilutive Issuance"), in which event then the exercise price would have been reduced and only reduced to equal the lower issuance price and the number of shares issuable upon exercise thereof would have increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, would have been equal to the aggregate exercise price prior to such adjustment.  The potential adjustment to the Series B Warrants exercise price and number of underlying shares of common stock resulted in a settlement amount that did not equal the difference between the fair value of a fixed number of the Company's common stock and a fixed exercise price.  Accordingly, the Series B Warrants were not considered indexed to the Company's own stock and therefore needed to be accounted for as a derivative.  The Series B Warrants all expired on April 17, 2010, none of which were exercised.  As of their expiration date, the Company had not sold any shares of common stock or common stock equivalents that would result in an adjustment to the exercise price or number of shares of common stock underlying the Series B Warrants.  See "Note 9. Warrants."

In connection with the 2008 Private Placement, the Company paid a commission of 100,000 Units (the "Commission Units") to one registered broker dealer. The Commission Units did not have any registration rights but otherwise had the same terms and conditions as the Units.

At the time of grant, the fair value of the Series B Warrants as calculated using the Black-Scholes model was $5,330,000.  The proceeds from the 2008 Private Placement allocated to the warrants were $1,066,000.

Note 8.  Stock Options

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the "2002 Plan"), which has 20,000,000 shares reserved for issuance thereunder, all of which were registered under Form S-8 on August 24, 2005.  The 2002 Plan provides shares available for options granted to employees, directors and others. The options granted to employees under the Company's 2002 Plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period.  The grant date fair value of stock options is based on the price of a share of the Company's common stock on the date of grant.  In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term.  The Company does not anticipate declaring dividends in the foreseeable future.  Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option.  The Company uses the "simplified" method for determining the expected term of its "plain vanilla" stock options.  The Company recognizes compensation expense for only the portion of stock options that are expected to vest.  Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates.  To date, the Company has experienced minimal forfeitures, which did not impact the fair value of the stock option grants.  If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company's Statements of Operations for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Director and management fees	$2,380	$3,979	$9,284	$16,229
Total	$2,380	$3,979	$9,284	$16,229

A summary of the Company's stock option activity for the nine months ended December 31, 2010 and related information follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at March 31, 2010	8,050,000	$0.14
Cancellations	(7,950,000)	0.13
Outstanding at December 31, 2010	100,000	$0.62	7.8 years	$-

Exercisable at December 31, 2010	40,000	$0.69	7.8 years	$-

Available for grant at December 31, 2010	19,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e. the difference between the Company's closing stock price on the last trading day of its third quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The intrinsic value of the options changes based on the fair market value of the Company's common stock.

On August 30, 2010, the Company cancelled 7,950,000 stock options granted on June 10, 2005, at an exercise price of $0.13 per share.  These stock options were fully vested on their cancellation date and the related stock-based compensation expense was already previously recorded.

As of December 31, 2010, the Company had $13,723 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 3 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.40	50,000	7.8	$0.40	20,000	7.8	$0.40
0.83	50,000	7.7	0.83	20,000	7.7	0.83
$0.40 -$0.83	100,000	7.8	$0.62	40,000	7.8	$0.62

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9. Warrants

On April 17, 2008, the Company completed the 2008 Private Placement (see "Note 7. Capital Stock").  Pursuant to the 2008 Private Placement and payment of a commission to a broker dealer, the Company issued 4,100,000 Series B Warrants, each to purchase a share of common stock at $0.60 per share, expiring on April 17, 2010.

On April 17, 2010, the remaining 2,883,334 Series B Warrants expired unexercised.  As of December 31, 2010, there were no Series B Warrants outstanding.

Warrant Liability

On April 1, 2009, the Company adopted guidance which is now part of ASC 815-40, Contracts in Entity's Own Equity (ASC 815-40).  The Company determined that its Series B Warrants contained a Dilutive Issuance provision (see "Note 7. Capital Stock: Common Stock").  As a result, the Company reclassified 2,883,334 of its Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

The Company's Series B Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter.  In determining the fair value of its warrant liability, the Company utilized level 3 inputs in a three-tier hierarchy. Level 3 valuations are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Please refer to "Note 4. Summary of Significant Accounting Policies."

At March 31, 2010, the Company determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  Since all 2,883,334 Series B Warrants expired on April 17, 2010, their fair value at December 31, 2010, was $0.  Accordingly, the Company did not record a non-cash gain or loss during the three or nine months ended December 31, 2010.  During the three and nine months ended December 31, 2009, the Company recorded non-cash gains related to the Series B Warrants of $73,633 and $61,765, respectively.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows, (b) our growth strategies, (c) expectations from our ongoing research and development activities, (d) anticipated trends in the technology industry, (e) our future financing plans, and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Overview

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

The MD&A is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We were incorporated under the laws of the State of Nevada on November 6, 1998, under the name "e.Deal.net, Inc.," On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc.

On June 9, 2005, we incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

International Energy Corp., through a research agreement (the "UOC Research Agreement") with The Regents of the University of California ("UOC") was developing leading edge technologies for the production of biofuels derived directly from the photosynthesis of green microalgae, which can accumulate up to 30% of their biomass in the form of valuable biofuels.  We sought to develop biofuels from the conversion of water and carbon dioxide into useful long-chain liquid hydrocarbons from the photosynthesis of unicellular microalgae. We have reviewed research outcomes from the UOC Research Agreement, which expired on September 16, 2009 and determined that it is not in our best interest to advance our research and development.  Accordingly, we did not renew the UOC Research Agreement. We are undertaking efforts to identify new commercial opportunities.

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

As of December 31, 2010, we have paid $238,680 pursuant to the UOC Research Agreement, $5,000 for the right to evaluate the technology underlying the UOC Research Agreement, license fees and potential patent rights, and an additional $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to UOC, none is included in research and development expense for the three months ended December 31, 2010 and 2009, and $0 and $29,835 is included in research and development expense for the nine months ended December 31, 2010 and 2009, respectively.

Results of Operations

Operating Expenses

A summary of our operating expenses for the three and nine months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended
	December 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Marketing and investor relations	$1,495	$1,275	$220	17%
Director and management fees	14,979	11,479	3,500	30
Professional fees	9,811	22,490	(12,679)	(56)
Salaries and benefits	-	3,023	(3,023)	(100)
Other operating expenses	6,948	13,191	(6,243)	(47)
Total operating expenses	$33,233	$51,458	$(18,225)	(35	) %

	Nine Months Ended
	December 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Marketing and investor relations	$4,045	$15,448	$(11,403)	(74	) %
Director and management fees	38,583	38,729	(146)	(0)
Research and development	-	29,835	(29,835)	*
Professional fees	68,992	110,799	(41,807)	(38)
Salaries and benefits	10,002	56,325	(46,323)	(82)
Other operating expenses	26,414	34,482	(8,068)	(23)
Total operating expenses	$148,036	$285,618	$(137,582)	(48	) %

* Not meaningful

Marketing and Investor Relations

Marketing and investor relations costs represent fees paid to publicize our technology within the industry and investor community with the purpose of increasing company recognition.

We utilize various third parties to manage our investor relations and facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

Effective April 15, 2009, we entered into a one-year Shareholder Communication Services Agreement (the "Shareholder Communications Agreement") with a third party consultant to provide shareholder communication and related administrative services.  In accordance with the terms of the Shareholder Communications Agreement, we pay the third party consultant $375 per month.  The Shareholder Communications Agreement was renewed (with the same terms) for another one-year term, expiring April 15, 2011. Accordingly, we incurred $1,125 during both of the three month periods ended December 31, 2010 and 2009 pursuant to the Shareholder Communications Agreement. We incurred $3,375 and $3,188 during the nine months ended December 31, 2010 and 2009, respectively, pursuant to the Shareholder Communications Agreement.

Effective October 1, 2008, we entered into a one-year Market Access Services Agreement (the "Market Agreement") with an investor relations firm.  Pursuant to the terms of the Market Agreement, we paid $1,900 per month for investor and public relations, corporate branding and corporate image services. The Market Agreement was not renewed.  We did not incur any fees pursuant to the Market Agreement during the three months ended December 31, 2010 or 2009. During the nine months ended December 31, 2010 and 2009, we incurred $0 and $11,400, respectively, pursuant to the Market Agreement.

Director and Management Fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the three month periods ended December 31, 2010 and 2009 include fees earned of $7,500.  Additionally, we recorded stock compensation expense of $2,380 and $3,979 for the three months ended December 31, 2010 and 2009, respectively, for stock options previously granted and vesting over time.

Director fees for both of the nine month periods ended December 31, 2010 and 2009 include fees earned of $22,500.  Additionally, we recorded stock compensation expense of $9,284 and $16,229 for the nine months ended December 31, 2010 and 2009, respectively, for stock options previously granted and vesting over time.

Effective August 27, 2010, Mr. Charles Bell resigned as a member of our Board of the Directors (the "Board") and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Amit S. Dang a director and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), and Secretary.

We entered into an Executive Services Agreement with Mr. Dang, dated August 30, 2010 (the "Agreement") pursuant to which Mr. Dang will provide us with executive services.  We may terminate the Agreement at any time, for or without cause, upon written notice to Mr. Dang.  Mr. Dang is being paid $1,700 per month for his services. Mr. Dang will not be devoting his full time and attention to our affairs.

During the three and nine months ended December 31, 2010, we incurred $5,100 and $6,800, respectively, pursuant to the Agreement.

Research and Development

Research and development represent costs incurred to develop our technology pursuant to our former research agreement with UOC. The UOC Research Agreement included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.

Research and development expense for the nine months ended December 31, 2009 is comprised entirely of payments made pursuant to the UOC Research Agreement.

Professional Fees

Professional fees substantially consist of accounting, audit, tax and legal fees, and Securities and Exchange Commission (the "SEC") related filing costs.

Professional fees were $9,811 during the three months ended December 31, 2010, a decrease of $12,679, from $22,490 for the same period of the prior year.  The decrease is substantially due to decreases in accounting related fees of approximately $2,800 and legal fees of approximately $10,300 as a result of us filing amendments to our Form S-1 and related correspondence in the prior year.

Professional fees were $68,992 during the nine months ended December 31, 2010, a decrease of $41,807, from $110,799 for the same period of the prior year.  The decrease is substantially due to decreases in accounting related fees of approximately $16,100, legal fees of approximately $22,000, and SEC related filing costs of approximately $3,400.  The decrease in these costs from the prior year is the result of us filing amendments to our Form S-1 and a response to an SEC comment letter in the prior year as well as an increase in the utilization of legal counsel during the prior year for the preparation and review of the required filings with the SEC and related correspondence.

Salaries and Benefits

Salaries and benefits consists entirely of amounts paid to and on behalf of Mr. Charles Bell, our former President, Chief Executive Officer, Chief Financial Officer and one of our directors. Until September 1, 2009, Mr. Bell's annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devoted his full time efforts to the Company.  However, he still retained all aforementioned executive officer positions and remained one of our directors.  Because Mr. Bell's hours were curtailed his annual compensation was reduced to $18,000, effective September 1, 2009. Effective August 27, 2010, Mr. Bell resigned as a member of our Board and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Dang a director and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Secretary. Compensation provided to Mr. Dang is included in "Director and Management Fees" as discussed in the same titled section above.

Other Operating Expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses were $6,948 during the three months ended December 31, 2010, a decrease of $6,243, from $13,191 for the same period in 2009, partially due to a decrease in travel and entertainment related expense of approximately $10,100 offset by an increase in rent of approximately $4,700.  During the prior year, we were attempting to identify new commercial opportunities, which required significant travel.  Effective October 1, 2010, we entered into a three month operating lease for additional business office space in Detroit, MI utilized by Mr. Dang.  Rent is $715 per month, plus variable charges.

Other operating expenses were $26,414 during the nine months ended December 31, 2010, a decrease of $8,068, from $34,482 for the same period in 2009, partially due to decreases in travel and entertainment related expense of approximately $5,200 and rent of approximately $2,500.  During the prior year, we were attempting to identify new commercial opportunities, which required significant travel. The decrease in rent is partially due to the reduction of the size of the corporate office space that we lease in Washington, DC.  Effective August 1, 2009, rent for this facility was reduced from $1,100 per month to $219 per month, plus variable charges. Offsetting the decrease in rent expense related to the Washington, DC office space is an increase in rent expense for the additional business office space we utilized in Detroit, MI., effective October 1, 2010.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2010	2009	Change	2010	2009	Change

Other income (expense)
Change in fair value of warrant liability	$-	$73,633	$(73,633)	$-	$61,765	$(61,765)
Foreign exchange loss	(267)	(336)	69	(505)	(258)	(247)
Total other income (expense)	$(267)	$73,297	$(73,564)	$(505)	$61,507	$(62,012)

Change in fair value of warrant liability

On April 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity's Own Equity (ASC 815-40).  We determined that our Series B Warrants contained a Dilutive Issuance provision (see "Note 7. Capital Stock" and "Note 9. Warrants" in the notes to the consolidated financial statements contained in this Form 10-Q).  As a result, we reclassified 2,883,334 of our Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

Our Series B Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Series B Warrants and the volatility of our stock all impacted the fair value of our Series B Warrants.

At March 31, 2010, we determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  Since all 2,883,334 Series B Warrants expired on April 17, 2010, their fair value at December 31, 2010 was $0.  Accordingly, we did not record a non-cash gain or loss during the three and nine months ended December 31, 2010.  During the three and nine months ended December 31, 2009, we recorded non-cash gains related to the Series B Warrants of $73,633 and $61,765, respectively.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $3,052,591 through December 31, 2010 and do not have positive cash flows from operating activities.  Due to the "start up" nature of our business, we expect to incur losses as we continue development of our technologies and expand.  We face all the risks common to development stage companies, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  Our future funding requirements will depend on numerous factors, including: the time and investment required to invest in our business activities; to recruit and train qualified management personnel; and our ability to compete against other, better capitalized corporations in similar businesses.

At December 31, 2010, we had cash and cash equivalents of $762,640. We have financed our operations primarily from funds received pursuant to the 2008 Private Placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants. Please refer to "Note 7. Capital Stock" in the notes to the consolidated financial statements contained in this Form 10-Q.

Net cash used in operating activities was $150,420 for the nine months ended December 31, 2010, compared to net cash used of $292,327 for the same period in 2009.  The decrease in cash used in operating activities of $141,907 was substantially due to decreases in amounts paid for investor relations, research and development, professional fees, salaries and benefits, and rent. Please refer to "Results of Operations" above for discussion regarding the decreases in these expenses.

Other Contractual Obligations

As of December 31, 2010, our contractual obligations consist of total future minimum lease payments of approximately $1,800 pursuant to our corporate office lease in Washington, DC and our business office lease in Detroit, MI.  In addition, we have total future minimum payments of $1,300 pursuant to the Shareholder Communications Services Agreement, as discussed above.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See "Note 4. Summary of Significant Accounting Policies" to the consolidated financial statements in this Form 10-Q.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation. (2)

3.2	Articles of Incorporation, as amended. (1)

3.3	By Laws. (2)

4.1	Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto. (2)

4.2	Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto. (2)

4.3	Form of Series B Warrant. (2)

4.4	Placement Agent Agreement with Palladium Capital Advisors, LLC. (2)

10.1	Research Agreement with The Regents of the University of California dated September 17, 2007. (2)

10.2	Employment Agreement dated July 29, 2008 with Gregory O'Reilly. (3)

10.3	Agreement dated October 15, 2008 terminating the July 29, 2008 employment agreement with Gregory O'Reilly. (3)

10.4	Employment Agreement dated October 15, 2008 with Charles Bell. (3)

10.5	Executive Services Agreement dated August 30, 2010 between International Energy, Inc. and Amit S. Dang. *

99.1	International Energy, Inc. – 2002 Incentive Stock Plan. (4)

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1)	Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3)	Incorporated by reference to the Company's Registration Statement on Form S-1/A filed with the Commission on December 31, 2008.

(4)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on August 24, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Energy, Inc.
(Registrant)

February 14, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
President, Chief Executive Officer,
Chief Financial Officer, Director