Form 10-K
period 2011-03-31
INTERNATIONAL ENERGY, INC.
filed 2011-06-06
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on September 30, 2010 as reported on the OTC Bulletin Board was $3,621,800.

As of June 1, 2011, there were 42,249,166 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

INTERNATIONAL ENERGY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

		PAGE

PART I

Item 1.	Business	3

Item 2.	Properties	4

Item 3.	Legal Proceedings	4

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	5

Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	6

Item 8.	Financial Statements	11

Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	27

Item 9A.	Controls and Procedures	27

Item 9B.	Other Information	27

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	28

Item 11.	Executive Compensation	33

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	35

Item 13.	Certain Relationships and Related Transactions, and Director Independence	36

Item 14.	Principal Accounting Fees and Services	37

PART IV

Item 15.	Exhibits, Financial Statement Schedules	38

SIGNATURES		39

EXHIBIT INDEX		40

CERTIFICATIONS

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended March 31, 2011 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” “our Company,” and “International Energy” refer to International Energy, Inc., a Nevada corporation, and its consolidated subsidiaries.

ITEM 1.  BUSINESS

Description of Business

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

We are a development stage company previously engaged in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. On September 17, 2007, through our wholly owned subsidiary, International Energy Corp., we commenced the development and acquisition of biofuel technologies by entering into a Research Agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis. Our Research Project aimed to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae. We have reviewed research outcomes from the Research Agreement, which expired on September 16, 2009, and determined that it was not in our best interest to renew the Research Agreement.

Beginning with our Form 10-Q for the period ending September 30, 2010, we have been considered a “shell company,” within the meaning of SEC rules and do not currently engage in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

Research and Development

Research and development represent costs incurred to develop our technology pursuant to our former Research Agreement with The Regents of the University of California. The Research Agreement included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.

Research and development expense was $0 and $29,835 for the years ended March 31, 2011 and 2010, respectively, and $255,498 for the period from inception (November 6, 1998) to March 31, 2011.

Employees

As of March 31, 2011, we did not have any employees.

ITEM 2.  PROPERTIES

We maintain an office at 1200 G Street, NW, Suite 800, Washington, District of Columbia 20005.  We had a one year lease, which began on August 1, 2008, for which we were paying $1,100 per month plus tax and variable charges. Upon renewal of the lease, we reduced the level of services previously provided.  Pursuant to the new lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service for $219 per month plus tax and variable charges. The lease automatically renews on each anniversary date for subsequent one year terms.  We may terminate our lease by giving written notice to the landlord not less than ninety (90) days prior to the end of any renewal period.

We also maintain an office at 2000 Town Center, Suite 1900, Southfield, Michigan, 48075.  We have a three month lease, which began October 1, 2010.  The lease automatically renews on the anniversary date but we may terminate it by providing written notice to the landlord not less than sixty (60) days prior to the end of any extension or renewal period.  The rent for the office in Southfield, Michigan is $715 per month plus tax and variable charges, which we share evenly with PhytoMedical Technologies, Inc. for whom Mr. Amit Dang also serves as President, Chief Executive Officer, and Chief Financial Officer..

Effective December 31, 2010, we terminated our lease for our office at 203 East Broadway, Bel Air, Maryland.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, or any beneficial owner of record of more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc. OTCQBTM tier (the “OTCQB”) and was previously quoted on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol “IENI.”

The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB and the OTCBB.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended March 31, 2011	High	Low
First Quarter 2011 (April 1 – June 30, 2010)	$0.24	$0.07
Second Quarter 2011 (July 1 – September 30, 2010)	$0.12	$0.04
Third Quarter 2011 (October 1 – December 31, 2010)	$0.16	$0.06
Fourth Quarter 2011 (January 1 – March 31, 2011)	$0.19	$0.06

Fiscal Year Ended March 31, 2010	High	Low
First Quarter 2010 (April 1 – June 30, 2009)	$0.25	$0.13
Second Quarter 2010 (July 1 – September 30, 2009)	$0.38	$0.19
Third Quarter 2010 (October 1 – December 31, 2009)	$0.29	$0.12
Fourth Quarter 2010 (January 1 – March 31, 2010)	$0.24	$0.10

As of June 1, 2011, there were approximately 84 stockholders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock and our board of directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans, as of March 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	100,000	$0.62	19,850,000

Equity compensation plans not approved by security holders	-	-	-

Total	100,000	$0.62	19,850,000

(1)	Consists of grants under our 2002 Stock Plan.

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

Background

We were incorporated in the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.,” On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc.

On June 9, 2005, we incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

We are a development stage company previously engaged in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. On September 17, 2007, through our wholly owned subsidiary, International Energy Corp., we commenced the development and acquisition of biofuel technologies by entering into a Research Agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis. Our Research Project aimed to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae. We have reviewed research outcomes from the Research Agreement, which expired on September 16, 2009, and determined that it was not in our best interest to renew the Research Agreement.

We do not currently engage in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

We do not expect to generate any revenues for the foreseeable future and expect to continue incurring losses.

UOC Research Agreement

On September 17, 2007, our wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California.  The Research Agreement was for a period of two years, ending on September 16, 2009. We could negotiate with The Regents of the University of California for a license at commercially reasonable royalty rates and license fees to commercialize the related products. We had the right to apply for a patent on any invention made through the research.  We agreed to pay a total of $238,680 to The Regents of the University of California for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

As of the termination date of the Research Agreement, we have paid $238,680 to The Regents of the University of California pursuant to the terms of the Research Agreement, $5,000 for the right to evaluate the technology underlying the Research Agreement, license fees and potential patent rights, and an additional $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to The Regents of the University of California, $0 and $29,835 is included in research and development expense for the years ended March 31, 2011 and 2010, respectively, and $254,638 is included in research and development expense for the period from inception (November 6, 1998) to March 31, 2011.

Results of Operations

Years Ended March 31, 2011 and 2010

Below is a summary of our operating expenses for the years ended March 31, 2011 and 2010:

	Year Ended
	March 31,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Operating expenses
Marketing and investor relations	$5,170	$20,523	$(15,353)	(75)%
Director and management fees	53,338	49,758	3,580	7
Research and development	-	29,835	(29,835)	(100)
Professional fees	83,112	125,522	(42,410)	(34)
Salaries and benefits	10,002	62,448	(52,446)	(84)
Other operating expenses	31,539	38,722	(7,183)	(19)
Total operating expenses	$183,161	$326,808	$(143,647)	(44)%

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

The decrease in marketing and investor relations during the year ended March 31, 2011, compared to the prior year is substantially the result of $13,300 paid to an investor relations firm during the prior year pursuant to a one-year Market Access Services Agreement, which expired on September 30, 2009.

Director and Management Fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the years ended March 31, 2011 and 2010 include fees earned of $30,000.  Additionally, we recorded stock compensation expense of $11,438 and $19,758 for the years ended March 31, 2011 and 2010, respectively, for stock options previously granted to directors and vesting over time.

Effective August 27, 2010, Mr. Charles Bell resigned as a member of our Board and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Amit S. Dang to the positions of Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Secretary, and as one of our directors.

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

During the years ended March 31, 2011 and 2010, we incurred $11,900 and $0, respectively, pursuant to the Agreement between us and Mr. Dang.

Research and Development

Research and development represent costs incurred to develop our technology pursuant to our former Research Agreement with The Regents of the University of California. The Research Agreement included salaries and benefits for research and development personnel, allocated overhead and facility occupancy costs, supplies, equipment purchase and repair and other costs.

Research and development expense for the year ended March 31, 2010 is comprised entirely of payments made pursuant to the Research Agreement.

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

During the year ended March 31, 2011, we incurred professional fees of $83,112, a decrease of $42,410, from $125,522 during the prior year. The decrease is substantially due to decreases in accounting related fees of approximately $17,400, legal fees of approximately $20,400, and SEC related filing costs of approximately $4,000.  The decrease in these costs from the prior year is the result of us filing amendments to our Form S-1 and a response to an SEC comment letter in the prior year as well as an increase in the utilization of legal counsel during the prior year for the preparation and review of the required filings with the SEC and related correspondence.

Salaries and Benefits

Salaries and benefits consists entirely of amounts paid to and on behalf of Mr. Charles Bell, our former President, Chief Executive Officer, Chief Financial Officer and one of our directors. Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devoted his full time efforts to our operations.  However, he still retained all aforementioned executive officer positions and remained one of our directors.  Because Mr. Bell’s hours were curtailed his annual compensation was reduced to $18,000, effective September 1, 2009. Effective August 27, 2010, Mr. Bell resigned as a member of our Board and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Dang a director and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Secretary. Compensation provided to Mr. Dang is included in “Director and Management Fees” as discussed in the same titled section above.

Other operating expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

During the year ended March 31, 2011, we incurred other operating expenses of $31,539, a decrease of $7,183, from $38,722 during the prior year.  The decrease is substantially due to a decrease in travel and entertainment related expense of approximately $5,700 and a decrease in rent of approximately $2,000.  During the prior year, we were attempting to identify new commercial opportunities, which required significant travel. The decrease in rent is partially due to the reduction of the size of the corporate office space that we leased in Washington, DC.  Effective August 1, 2009, rent for this facility was reduced from $1,100 per month to $219 per month, plus variable charges. Offsetting the decrease in rent expense for the Washington, DC office space is an increase in rent expense for the additional business office space we utilize in Southfield, Michigan, effective October 1, 2010.

Other income (expense)
Below is a summary of our other expense for the years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010	Change

Other income (expense)
Change in fair value of warrant liability	$-	$65,635	$(65,635)
Foreign exchange loss	(505)	(585)	80
Total other income (expense)	$(505)	$65,050

Change in fair value of warrant liability

On April 1, 2009, we adopted guidance which is now part of ASC 815-40, Contracts in Entity’s Own Equity (ASC 815-40).  We determined that our Series B Warrants contained a Dilutive Issuance provision (see “Note 6. Capital Stock” and “Note 8. Warrants” to the consolidated financial statements contained in this Form 10-K).  As a result, we reclassified 2,883,334 of our Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

Our Series B Warrants were considered derivative liabilities and were therefore required to be adjusted to fair value each quarter.  We valued our warrant liability using a Black-Scholes model.  Our stock price, remaining term of the Series B Warrants and the volatility of our stock all impacted the fair value of our Series B Warrants.

At March 31, 2010, we determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  All of the 2,883,334 Series B Warrants expired on April 17, 2010. Accordingly, we did not record a non-cash gain or loss during the year ended March 31, 2011.

The adjustments recorded each quarter during the year ended March 31, 2010 to adjust the Series B Warrants to fair value resulted in a non-cash gain of $65,635 during the year ended March 31, 2010.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have an accumulated deficit of $3,087,716 through March 31, 2011 and do not have positive cash flows from operating activities.  Due to the “start up” nature of our business, we expect to incur losses as we continue development of our technologies and expand.  We face all the risks common to development stage companies, including under capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At March 31, 2011, we had cash and cash equivalents of $724,558. We have financed our operations primarily from funds received pursuant to a private placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $188,502 for the year ended March 31, 2011, compared to net cash used in operating activities of $335,686 for the prior year.  The decrease in cash used in operating activities of $147,184 was substantially due to decreases in amounts paid for marketing and investor relations, research and development, professional fees, salaries and benefits, and rent. Please refer to “Results of Operations” above for discussion regarding the decreases in these expenses.

Other Contractual Obligations

As of March 31, 2011, our contractual obligations consist of future minimum lease payments of $1,095 pursuant to our corporate office lease in Washington, DC and our business office lease in Southfield, Michigan.  In addition, we have future minimum payments of $188 pursuant to an agreement with a third party for investor and shareholder relations services.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
International Energy, Inc.
Washington, DC

We have audited the accompanying consolidated balance sheets of International Energy, Inc. and Subsidiaries (a development stage company) ("the Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2011 and 2010, and for the period from November 6, 1998 (date of inception) to March 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Energy, Inc. and Subsidiaries (a development stage company) as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from November 6, 1998 (inception) to March 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
June 6, 2011

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010
(Expressed in U.S. Dollars)

	March 31,	March 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$724,558	$913,060
Prepaid expenses and other current assets	10,037	-
Total current assets	734,595	913,060

Total assets	$734,595	$913,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,018	$14,255
Total current liabilities	8,018	14,255

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and 2010	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 42,249,166 shares issued and outstanding at March 31, 2011 and 2010	42,249	42,249
Additional paid-in capital	3,772,044	3,760,606
Deficit accumulated during the development stage	(3,087,716)	(2,904,050)

Total stockholders' equity	726,577	898,805

Total liabilities and stockholders' equity	$734,595	$913,060

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED MARCH 31, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2011
(Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998) to
	March 31,		March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses
Marketing and investor relations	5,170	20,523	811,062
Director and management fees	53,338	49,758	351,891
Research and development	-	29,835	255,498
Professional fees	83,112	125,522	624,543
Salaries and benefits	10,002	62,448	1,212,779
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	31,539	38,722	371,417
Total operating expenses	183,161	326,808	3,787,240

Operating loss	(183,161)	(326,808)	(3,787,240)

Other income (expense)
Interest income	-	-	34,713
Interest expense	-	-	(77,480)
Change in fair value of warrant liability	-	65,635	65,635
Loss on disposal of fixed assets	-	-	(9,800)
Foreign exchange gain (loss)	(505)	(585)	2,424
Total other income (expense)	(505)	65,050	15,492

Net loss	$(183,666)	$(261,758)	$(3,771,748)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	42,249,166	42,249,166

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2011
(Expressed in U.S. Dollars)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.001 per share to a related party for management services	20,000,000	20,000	(15,000)	-	-	5,000

Common stock issued for cash at $0.25 per share during fiscal year ended March 31, 1999	1,360,000	1,360	83,640	-	-	85,000

Net loss, inception (November 6, 1998) to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	21,360,000	21,360	68,640	-	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	21,360,000	21,360	68,640	-	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	21,360,000	21,360	68,640	-	(195,448)	(105,448)

Common stock issued for cash at $0.10 per share, October 17, 2001	10,000,000	10,000	240,000	-	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	31,360,000	31,360	308,640	-	(339,989)	11

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	2,402,500	2,403	45,647	-	-	48,050

Common stock issued to a related party for services rendered at $0.08 per share, August 5, 2002	1,200,000	1,200	22,800	-	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(1,200,000)	(1,200)	(22,800)	-	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	33,762,500	33,763	354,287	-	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	33,762,500	33,763	354,287	-	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	33,762,500	33,763	354,287	-	(619,548)	(231,498)

Common stock issued upon exercise of warrants, at $0.05 per share, June 9, 2005 and June 30, 2005	3,120,000	3,120	152,880	-	-	156,000

Common stock issued upon exercise of stock option, at $0.13 per share, October 7, 2005	50,000	50	6,450	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	36,932,500	36,933	1,299,153	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	36,932,500	36,933	1,353,596	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	36,932,500	36,933	1,353,596	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008	4,100,000	4,100	2,395,900	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of warrants, at $0.60 per share in May 2008	1,216,666	1,216	728,784	-	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	42,249,166	42,249	4,490,515	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	42,249,166	42,249	3,760,606	-	(2,904,050)	898,805

Stock based compensation expense	-	-	11,438	-	-	11,438

Net loss, year ended March 31, 2011	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	42,249,166	$42,249	$3,772,044	$-	$(3,087,716)	$726,577

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2011
(Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998) to
	March 31,		March 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(183,666)	$(261,758)	$(3,771,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	(65,635)	(65,635)
Stock based compensation expense	11,438	19,758	883,410
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(10,037)	13,558	(10,037)
Increase (decrease) in accounts payable	(6,237)	(11,774)	8,018
Decrease in accrued liabilities	-	(29,835)	-
Net cash used in operating activities	(188,502)	(335,686)	(2,774,874)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	-	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	3,627,500

Increase (decrease) in cash and cash equivalents	(188,502)	(335,686)	724,558

Cash and cash equivalents at beginning of period	913,060	1,248,746	-

Cash and cash equivalents at end of period	$724,558	$913,060	$724,558

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

INTERNATIONAL ENERGY, INC.
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
(Expressed in U.S. dollars)

Note 1.  Organization and Description of Business

International Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc.

On June 9, 2005, the Company incorporated two wholly-owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

International Energy, Inc. is a development stage company who was previously engaged in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. On September 17, 2007, through its wholly owned subsidiary, International Energy Corp., the Company commenced the development and acquisition of biofuel technologies by entering into a Research Agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis. The Company’s Research Project aimed to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae. The Company has reviewed research outcomes from the Research Agreement, which expired on September 16, 2009, and determined that it was not in its best interest to renew the Research Agreement.

The Company is in the process of locating new commercial opportunities.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $3,087,716 as of March 31, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Accounting Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include accounting for research and development costs, accounting for stock-based compensation, and valuation of equity instruments. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

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

During the years ended March 31, 2011 and 2010, the Company incurred research and development expense of $0 and $29,835.  From inception (November 6, 1998) to March 31, 2011 the Company incurred research and development expense of $255,498.

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

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities.  The Company has no assets or liabilities valued with Level 1 inputs.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents and accounts payable approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Net Loss Per Share

The computation of basic net loss per share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 4. Net Loss Per Share” for further discussion.

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

Recently Issued and Adopted Accounting Pronouncements

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

Note 4. Net Loss Per Share

During the years ended March 31, 2011 and 2010, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options or warrants would be anti-dilutive and basic and diluted net loss per share are the same for those periods.  Excluded from the computation of diluted net loss per share for both of the years ended March 31, 2011 and 2010, because their effect would be antidilutive, are stock options and warrants to acquire 100,000 and 10,933,334 shares of common stock, respectively, with weighted-average exercise prices of $0.62 and $0.26 per share, respectively.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010

Numerator - net loss	$(183,666)	$(261,758)

Denominator - weighted average number of common shares outstanding - basic and diluted	42,249,166	42,249,166

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Note 5. University of California Research Agreement

On September 17, 2007, the Company, through its wholly owned subsidiary, International Energy Corp., entered into a Research Agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis aiming to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. The contract was for a period of two years, ending on September 16, 2009. The Company could negotiate with The Regents of the University of California for a license at commercially reasonable royalty rates and license fees to commercialize the related products. The Company had the right to apply for a patent on any invention made through the research.  The Company agreed to pay a total of $238,680 to The Regents of the University of California for the support of the research, payable in equal installments of $29,835 each on a quarterly basis.

As of the termination date of the Research Agreement, the Company has paid $238,680 to The Regents of the University of California pursuant to the Research Agreement, $5,000 for the right to evaluate the technology underlying the Research Agreement, license fees and potential patent rights, and an additional $10,958 for reimbursement of other out-of-pocket costs.  Of the total $254,638 paid to The Regents of the University of California, $0 and $29,835 is included in research and development expense for the years ended March 31, 2011 and 2010, respectively, and $254,638 is included in research and development expense for the period from inception (November 6, 1998) to March 31, 2011.

Note 6. Capital Stock

Preferred Stock

At March 31, 2011, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

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

The following table sets forth the share-based compensation expense resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010

Director and management fees	$11,438	$19,758
Total	$11,438	$19,758

Following is a summary of the Company’s stock option activity for the years ended March 31, 2011 and 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at March 31, 2010	8,050,000	$0.14
Cancellations	(7,950,000)	0.13
Outstanding at March 31, 2011	100,000	$0.62	7.5 years	$-

Exercisable at March 31, 2011	40,000	$0.62	7.5 years	$-

Available for grant at March 31, 2011	19,850,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fourth quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

On August 30, 2010, the Company cancelled 7,950,000 stock options granted on June 10, 2005, at an exercise price of $0.13 per share.  These stock options were fully vested on their cancellation date and the related stock-based compensation expense was already previously recorded.

As of March 31, 2011, the Company had $11,569 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 2.75 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.40	50,000	7.6	$0.40	20,000	7.6	$0.40
0.83	50,000	7.5	0.83	20,000	7.5	0.83
$0.40 - $ 0.83	100,000	7.5	$0.62	40,000	7.5	$0.62

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

On April 17, 2010, the remaining 2,883,334 Series B Warrants expired unexercised.  As of March 31, 2011 there were no Series B Warrants outstanding.

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

The Company’s Series B Warrants were considered derivative financial liabilities and were therefore required to be adjusted to fair value each quarter.  In determining the fair value of its warrant liability, the Company utilized level 3 inputs in a three-tier hierarchy. Level 3 valuations are based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Please refer to “Note 3. Summary of Significant Accounting Policies.”

At March 31, 2010, the Company determined that the fair value of the 2,883,334 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  All of the 2,883,334 Series B Warrants expired on April 17, 2010. Accordingly, the Company did not record a non-cash gain or loss during the year ended March 31, 2011.

The adjustments recorded each quarter during the year ended March 31, 2010 to adjust the Series B Warrants to fair value resulted in a non-cash gain of $65,635 during the year ended March 31, 2010.

The following reconciles the warrant liability for the years ended March 31, 2011 and 2010:

Beginning Balance, April 1, 2009	$65,635
Change in fair value of warrant liability during the year ended March 31, 2010	(65,635)
Ending Balance, March 31, 2011 and 2010	$-

Note 9. Related Party Transactions

Salaries and Benefits

Salaries and benefits for the years ended March 31, 2011 and 2010 were $10,002 and $62,448, respectively, consisting entirely of amounts paid to and on behalf of Mr. Charles Bell, who was appointed the Company’s President, Chief Executive Officer and Director, effective October 15, 2008.  Mr. Bell was appointed the Company’s Chief Financial Officer, effective January 9, 2009.  Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, as a result of Mr. Bell no longer devoting his full time efforts to the Company, his annual compensation was reduced to $18,000.  Effective August 27, 2010, Mr. Bell resigned as a member of the Company’s Board and from all executive officer positions held with the Company.

Director Fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the years ended March 31, 2011 and 2010 include fees earned of $30,000.  Additionally, the Company recorded stock compensation expense of $11,438 and $19,758 for the years ended March 31, 2011 and 2010, respectively, for stock options previously granted to directors and vesting over time.

Management Fees

In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Amit S. Dang to the positions of Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Secretary, and as one of the Company’s directors.

The Company entered into an Executive Services Agreement with Mr. Dang, dated August 30, 2010 (the “Agreement”) pursuant to which Mr. Dang will provide the Company with executive services.  The Company may terminate the Agreement at any time, for or without cause, upon written notice to Mr. Dang.  Mr. Dang is being paid $1,700 per month for his services. Mr. Dang will not be devoting his full time and attention to the Company’s affairs.

During the years ended March 31, 2011 and 2010, the Company incurred $11,900 and $0, respectively, pursuant to the Agreement between us and Mr. Dang.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 10.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at March 31, 2011 and 2010 are as follows:

	Year Ended
	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$659,346	$592,281
Capitalized research and development	60,609	69,486
Stock based compensation	14,766	296,470
Research and development credit carry forward	10,085	10,085
Total deferred tax assets	744,806	968,322

Less: valuation allowance	(744,806)	(968,322)
Net deferred tax asset	$—	$—

The net decrease in the valuation allowance for deferred tax assets was $223,516 for the year ended March 31, 2011.  The net increase in the valuation allowance for deferred tax assets was $111,380 for the year ended March 31, 2010.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at March 31, 2011 available to offset future federal taxable income, if any, of $1,939,254, which will begin to expire during the year ended March 31, 2022.  Accordingly, there is no current tax expense for the years ended March 31, 2011 and 2010.  In addition, the Company has research and development tax credit carry forwards of $10,085 at March 31, 2011, which are available to offset federal income taxes and begin to expire during the year ended March 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended March 31, 2011 and 2010.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended March 31, 2011 and 2010:

	Year Ended
	March 31,
	2011	2010

Income tax benefit at statutory rate	$62,446	$88,998
Non-deductible fund raising costs	-	(5,168)
Non-deductible meals and entertainment	(368)	(1,041)
Change in fair value of warrant liability	-	22,316
Cancellation of fully vested stock options	(285,594)	-
Research and development credit	-	1,261
Other	-	5,014
Change in valuation allowance	223,516	(111,380)
	$-	$-

The fiscal years 2008 through 2011 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a board of directors comprised of four members. Each director holds office until a successor is duly elected or appointed.  Executive officers serve at the discretion of the Board and are appointed by the Board.

Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position	Director Since

Amit Dang (1)	30	President, Chief Executive Officer, Chief Financial Officer, and Director	August 30, 2010

Derek J. Cooper (2)	33	Director	January 21, 2005

Joanne Lustre	55	Director	September 12, 2008

Jatinder S. Bhogal	43	Director	October 15, 2008

(1)   The Board appointed Mr. Amit S. Dang a director of the Company and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Secretary on August 30, 2010, after Mr. Charles Bell resigned as a member of the Board and as an officer of the Company effective as of August 27, 2010.

(2)   Mr. Cooper resigned as our President and Chief Executive Officer on August 1, 2008.  He continues to serve as one of our directors.

Amit Singh Dang.  Mr. Dang holds a Bachelors degree (B.B.A.) in Finance from Wayne State University (2003), with advanced academic studies in contract, criminal, civil, and policy law; management, finance, logistics, and strategy; and audit theory; from Michigan State University (2003-2004), The University of Michigan (2004-2006), and the Institute of Internal Auditors (2006-2008), respectively.  From February 2006 to June 2006, Mr. Dang was employed as a Business Process and Development Consultant for Sterling Solutions and Systems.  From June 2006 to May 2008, Mr. Dang worked as a Risk and Performance Services Consultant at Crowe Horwath, where he specialized in identifying high-risk areas for public and private companies and helped develop and re-engineer core business processes for greater efficiency and control.  From October 13, 2009 through May 11, 2010, Mr. Dang served as the President and Chief Executive Officer and Chief Financial Officer of HepaLife Technologies, Inc. Mr. Dang is also providing executive services to Phytomedical Technologies, Inc. as its President and Chief Executive Officer, Chief Financial Officer and Secretary. Since May 2008, Mr. Dang has served as the Managing Director for Infinitus Ventures, facilitating the early incubation, capital funding, and development of client companies.  In addition, Mr. Dang provides consulting services to companies in the process of transitioning into alternative business ventures.  In light of our current circumstances, Mr. Dang’s financial and accounting background and his experience with companies transitioning to other business ventures make him particularly qualified to serve on our board of directors during this important transitional period in our corporate history.

Derek J. Cooper.  Since 2003, Mr. Cooper has provided various engineering services to mining, energy and utilities companies. Mr. Cooper is a practicing engineer registered in the Province of Alberta. Mr. Cooper earned his B.Sc. in 2001 and his B.A.Sc. in 2005. Mr. Cooper previously served as a director and officer of Entheos Technologies, Inc., where he had held these positions from September 2008 to September 2010. Mr. Cooper has also served on the board of directors for Phytomedical Technologies Inc. from September 2003 to September 2006.  Mr. Cooper was asked to serve on the board of directors to leverage his operational and scientific knowledge.

Joanne Lustre.  Ms. Lustre earned a Bachelor of Science degree from the University of British Columbia in 1980 and also earned a Masters in Business Administration from Athabasca University in 2003. From 1998 to 2006 Ms. Lustre was Vice President of Business Development and Sales and Marketing at Response BioMedical Corp. From January 2007 to July 2008, Ms. Lustre was Head of Strategic Marketing at Innovative Biosensors, Inc.; and, from July 2008 to September 2009, Ms. Lustre served as Vice-President of Corporate Business Development and Clinical Diagnostics for Evogen, Inc.  Since October 2009, Ms. Lustre has served as Head of Marketing for Mediatech, Inc. Ms. Lustre was invited to join the Board due to her business development experience.

Jatinder S. Bhogal.  Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For over 15 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, and information technology solutions. Mr. Bhogal also serves as a director of New Energy Technologies, Inc. Mr. Bhogal was invited to join the Board due to his experience with public companies in matters related to finance and business development.

Recent Management Changes

We have recently experienced a change in our management and Board:

Effective August 27, 2010, Mr. Charles Bell resigned as a member of our Board of Directors and as an officer of International Energy, Inc.  In order to fill the vacancy created by the resignation, on August 30, 2010, Mr. Amit S. Dang was appointed to the Board and as our Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer) and Secretary.

We entered into an Executive Services Agreement with Mr. Dang dated August 30, 2010 (the “Agreement”), pursuant to which Mr. Dang will provide executive services to the Company. We may terminate the Agreement at any time, for or without cause, upon written notice to Mr. Dang. Mr. Dang is being paid $1,700 per month for his services. Mr. Dang will not be devoting his full time and attention to our affairs.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, or promoters have been involved in any of the following legal proceedings, except as disclosed below:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(a) or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer.  The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.internationalenergyinc.com. To access our Code of Ethics, click on “Investor Relations”, and then click on “Code of Ethics” located under “Corporate Governance.”

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our Chief Executive Officer, Amit S. Dang, 1200 G Street NW, Suite 800, Washington, District of Columbia 20005.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Principles applicable to our Board of Directors. Our Corporate Governance Principles are available on our website at http://www.internationalenergyinc.com. To access our Corporate Governance Principles, click on “Investor Relations” and then click on “Corporate Governance” located under “Corporate Governance.”

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that each of Messrs. Bhogal and Cooper and Ms. Lustre are independent from our management and qualify as “independent directors” under the standards of independence of the FINRA listing standards.  We have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

Board Leadership Structure and Role in Risk Oversight

Our Chief Executive Officer serves as Chairman of our Board of Directors. We feel that in this combined role, he can provide unique insight into the company’s business, industry, and strategic opportunities, consistent and reliable communication between our board and management, clear accountability for the execution of our strategy, effective decision-making, and alignment on corporate strategy.  We do not have a lead independent director.

The Board believes full and open communication between it and management is essential for effective risk management and oversight. Members of our board meet regularly with our Chief Executive Officer to discuss strategy and risks facing the company. During the year ended March 31, 2011, our Chief Executive Officer attended all board meetings. He is also available to address any questions or concerns raised by the board on risk management-related and any other matters. Our Chief Executive Officer is also asked to contribute to the agenda for these meetings, so that each functional division of the company can identify topics that may require board attention. Each quarter our Chief Executive Officer presents to the board on strategic matters involving our operations and strategic initiatives and discusses with the board key strategies, challenges, risks, and opportunities for the company.

Management is responsible for the day-to-day management of risks the company faces, while the board, as a whole and through its committees, is responsible for the oversight of risk management. In its risk oversight role, the Board of Directors monitors whether the risk management processes that management has designed and implemented are effective both as designed and as executed.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended March 31, 2011, each director attended at least 75% of all meetings of the Board of Directors.  We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended March 31, 2011.

We do not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, (ii) the Compensation Committee and (iii) the Nominating Committee.

Audit Committee

The Board does not currently have a standing Audit Committee.  The full Board performs the principal functions of the Audit Committee.  The full Board monitors our financial reporting process and internal control system and reviews and appraises the audit efforts of our independent accountants.

Compensation Committee

The Board does not currently have a standing Compensation Committee.  The full Board establishes our overall compensation policies and reviews recommendations submitted by our management.

Nominating Committee

The Board does not currently have a standing Nominating Committee.  We do not maintain a policy for considering nominees.  Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain our required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation.  Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, Amit S. Dang, 1200 G Street NW, Suite 800, Washington, District of Columbia 20005, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Compensation Consultants

We have not historically relied upon the advice of compensation consultants in determining Named Executive Officer compensation. Instead, the full Board reviews compensation levels and makes adjustments based on their personal knowledge of competition in the market place, publicly available information and informal surveys of human resource professionals.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at International Energy, Inc., Attention: Amit S. Dang, Chief Executive Officer, 1200 G Street NW, Suite 800, Washington, District of Columbia 20005.  The Board of Directors shall review and respond to all correspondence received, as appropriate.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended March 31, 2011 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended March 31, 2011 and 2010.

Name and Principal Position	Year Ended March 31,	Salary ($) (3)	All Other Compensation($) (4)	Total ($)
Amit S. Dang (1)	2011	$11,900	$-	$11,900
President, Chief Executive Officer, Chief Financial Officer, Director	2010	$-	$-	$-
Charles Bell (2)	2011	$7,432	$2,570	$10,002
Former President, Chief Executive Officer, and Chief Financial Officer, and Former Director	2010	$57,550	$4,898	$62,448

(1)
Effective August 27, 2010, Mr. Charles Bell resigned as a member of our Board and from all executive officer positions held with us.  In order to fill the vacancies created by the resignation of Mr. Bell, on August 30, 2010, the Board appointed Mr. Amit S. Dang to the positions of Interim President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer), Secretary, and as one of our directors.

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

(2)
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

Until September 1, 2009, Mr. Bell’s annual compensation was $100,000.  Effective September 1, 2009, Mr. Bell no longer devoted his full time efforts to our operations.  However, he still retained all aforementioned executive officer positions and remained one of our directors.  Because Mr. Bell’s hours were curtailed, his annual compensation was reduced to $18,000, effective September 1, 2009. Effective August 27, 2010, Mr. Bell resigned as a member of our Board and from all executive officer positions held with us.

(3)	This column includes both employee and employer related payroll taxes paid on behalf of the employee.

(4)	Represents amounts paid for health care insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

As of March 31, 2011, there were no equity awards outstanding for the Named Executive Officers.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees.  Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•
Compensation should consist of a combination of cash and equity awards that are designed to fairly compensate the directors for work required for a company of International Energy, Inc.’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

Non-employee directors receive $2,500 per quarter for their services as directors.  Directors are entitled to participate in our 2002 Stock Plan.  We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal year ended March 31, 2011.

	Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($) (2)	Total ($)
Derek J. Cooper	$10,000	$—	$10,000
Joanne Lustre	10,000	—	10,000
Jatinder S. Bhogal	10,000	—	10,000
Total director compensation	$30,000	$—	$30,000

(1)	The amounts in this column represent the quarterly cash meeting fee earned by or paid to our non-employee directors for service during the fiscal year ended March 31, 2011.

(2)
This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. We did not grant any equity based compensation awards to our non-employee directors during the year ended March 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 1, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)		Percent of Class(1)

Amit Dang 1200 G Street, NW, Suite 800 Washington, DC 20005	President, Chief Executive Officer, Chief Financial Officer and Director	-0-		-0-%

Derek Cooper (2) 1200 G Street, NW, Suite 800 Washington, DC 20005	Director, Former President and Chief Executive Officer	-0-		-0-%

Joanne Lustre 1200 G Street, NW, Suite 800 Washington, DC 20005	Director	20,000	(3)	-0-%

Jatinder Bhogal 1200 G Street, NW, Suite 800 Washington, DC 20005	Director	20,000	(3)	-0-%

1420525 Alberta Ltd. c/o Harmel S. Rayat 216 – 1628 West 1st Avenue Vancouver, BC V6J 1G1	Stockholder, Former Chief Financial Officer, Director, Secretary and Treasurer	16,379,167	(4)	38.8%

Kundan Rayat 54-8533 Cumberland Pl Burnaby, British Columbia, V6B 6E4	Stockholder	3,120,000		7.4%

Directors and Officers as a Group (4 persons)		40,000		-0-%

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 42,249,166 shares of common stock issued and outstanding on a fully diluted basis as of June 1, 2011.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of June 1, 2011 are deemed outstanding for the purpose of calculating the number of shares of common stock and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We do not have a formal written policy for the review and approval of transactions with related parties. However, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board of Directors. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions.  If any actual or potential conflict of interest is reported, our entire Board of Directors and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board of Directors will determine the appropriate action to be taken.

Transactions with Related Persons

Since the beginning of the fiscal year ended March 31, 2011, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions. For related party transactions that do not exceed $120,000 please see “Note 9.  Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board of Directors for any possible conflicts of interest.  In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally.  The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan, LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended March 31, 2011.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board of Directors, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

We do not currently have an audit committee.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan for the years ended March 31, 2011 and 2010.

	Year Ended
	March 31,
	2011	2010
Audit fees	$19,222	$24,598
Audit-related fees	—	7,424
Tax fees	4,248	4,286
Total fees	$23,470	$36,308

Audit Fees

Audit Fees for the years ended March 31, 2011 and 2010 consist of the aggregate fees billed by Peterson Sullivan for the audit of the consolidated financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended March 31, 2011 and 2010.

Audit-Related Fees

Audit-related fees for the years ended March 31, 2011 and 2010 consist of the aggregate fees billed by Peterson Sullivan for the review and providing of a consent on our Form S-1 that was accepted by the SEC on July 17, 2009.

Tax Fees

Tax Fees for the years ended March 31, 2011 and 2010 consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended March 31, 2011 and 2010.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2011 and 2010
•	Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010 and from Inception (November 6, 1998) to March 31, 2011
•	Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (November 6, 1998) to March 31, 2011
•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010 and from Inception (November 6, 1998) to March 31, 2011
•	Notes to Consolidated Financial Statements

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

International Energy, Inc.
(Registrant)

June 6, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on  behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amit S. Dang	Chief Executive Officer and Chief	June 6, 2011
Amit S. Dang	Financial Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Jatinder S. Bhogal	Director	June 6, 2011
Jatinder S. Bhogal

/s/ Derek J. Cooper	Director	June 6, 2011
Derek J. Cooper

/s/ Joanne Lustre	Director	June 6, 2011
Joanne Lustre

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation. (2)

3.2	Articles of Incorporation, as amended. (1)

3.3	By Laws. (2)

4.1	Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto. (2)

4.2	Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto. (2)

4.3	Form of Series B Warrant. (2)

4.4	Placement Agent Agreement with Palladium Capital Advisors, LLC. (2)

10.1	Research Agreement with The Regents of the University of California dated September 17, 2007. (2)

10.2	Employment Agreement dated October 15, 2008 with Charles Bell. (3)

10.3	Executive Services Agreement dated August 30, 2010 between International Energy, Inc. and Amit S. Dang. (5)

10.4	Code of Ethics. *

99.1	International Energy, Inc. – 2002 Incentive Stock Plan. (4)

23.1	Consent of Peterson Sullivan, LLP. *

31.1
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on August 24, 2005.

(5)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2010 filed with the Commission on February 14, 2011.