Form 10-Q
period 2011-06-30
NDB Energy, Inc.
filed 2011-08-15
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-52040

NDB ENERGY, INC.
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
Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,249,839 shares of common stock, par value $0.001, were outstanding on August 11, 2011.

NDB ENERGY, INC.
(Formerly “International Energy, Inc.”)
(A Development Stage Company)

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

Table of Contents

PART I    FINANCIAL INFORMATION

Certifications

PART I   — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND MARCH 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	March 31,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$653,712	$724,558
Prepaid expenses and other current assets	10,512	10,037
Total current assets	664,224	734,595

Total assets	$664,224	$734,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$28,324	$8,018
Total current liabilities	28,324	8,018

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and March 31, 2011	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 8,449,839 shares issued and outstanding at June 30, 2011 and March 31, 2011	8,450	8,450
Additional paid-in capital	3,807,997	3,805,843
Deficit accumulated during the development stage	(3,180,547)	(3,087,716)

Total stockholders' equity	635,900	726,577

Total liabilities and stockholders' equity	$664,224	$734,595

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2011	2010	2011

Revenue	$-	$-	$-

Operating expenses
Marketing and investor relations	1,287	1,275	812,349
Director and management fees	14,754	11,029	366,645
Research and development	-	-	255,498
Professional fees	65,930	36,474	690,472
Salaries and benefits	-	5,645	1,212,779
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	10,860	4,587	382,278
Total operating expenses	92,831	59,010	3,880,071

Operating loss	(92,831)	(59,010)	(3,880,071)

Other income (expense)
Interest income	-	-	34,713
Interest expense	-	-	(77,480)
Change in fair value of warrant liability	-	-	65,635
Loss on disposal of fixed assets	-	-	(9,800)
Foreign exchange gain	-	-	2,424
Total other income (expense)	-	-	15,492

Net loss	$(92,831)	$(59,010)	$(3,864,579)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	8,449,839	8,449,839

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.00125 per share
to a related party for management services	4,000,000	4,000	1,000	-	-	5,000

Common stock issued for cash at $0.3125 per
share during fiscal year ended March 31, 1999	272,000	272	84,728	-	-	85,000

Net loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	4,272,000	4,272	85,728	-	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	4,272,000	4,272	85,728	-	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	4,272,000	4,272	85,728	-	(195,448)	(105,448)

Common stock issued for cash at $0.125 per
share, October 17, 2001	2,000,000	2,000	248,000	-	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	6,272,000	6,272	333,728	-	(339,989)	11

Common stock issued to a related
party for services rendered at $0.10 per
share, August 5, 2002	480,500	481	47,569	-	-	48,050

Common stock issued to a related
party for services rendered at $0.10 per
share, August 5, 2002	240,000	240	23,760	-	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(240,000)	(240)	(23,760)	-	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	6,752,500	6,753	381,297	-	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	6,752,500	6,753	381,297	-	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)
						-

Balance, March 31, 2005	6,752,500	6,753	381,297	-	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.25 per share, June 9, 2005
and June 30, 2005	624,000	624	155,376	-	-	156,000

Common stock issued upon exercise of
stock option, at $0.65 per share,
October 7, 2005	10,000	10	6,490	-	-	6,500

Stock based compensation expense	-	-	785,536	-	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	7,386,500	7,387	1,328,699	-	(1,461,703)	(125,617)

Stock based compensation expense	-	-	54,443	-	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	7,386,500	7,387	1,383,142	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	7,386,500	7,387	1,383,142	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	820,002	820	2,399,180	(1,259,000)	-	1,141,000

Stock based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of
warrants, at $3.00 per share in May 2008	243,335	243	729,757	-	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	4,524,314	-	(3,326,324)	1,206,440

Stock based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	3,794,405	-	(2,904,050)	898,805

Stock based compensation expense	-	-	11,438	-	-	11,438

Net loss, year ended March 31, 2011	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	3,805,843	-	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	2	-	-	-	-	-

Stock based compensation expense	-	-	2,154	-	-	2,154

Net loss, three months ended June 30, 2011	-	-	-	-	(92,831)	(92,831)

Balance, June 30, 2011	8,449,839	$8,450	$3,807,997	$-	$(3,180,547)	$635,900

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(92,831)	$(59,010)	$(3,864,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	-	(65,635)
Stock based compensation expense	2,154	3,529	885,564
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(475)	(4,686)	(10,512)
Increase in accounts payable	20,306	9,927	28,324
Net cash used in operating activities	(70,846)	(50,240)	(2,845,720)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Purchase of oil, gas and mineral leases	-	-	(112,000)
Net cash used in investing activities	-	-	(128,068)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	3,627,500

Increase (decrease) in cash and cash equivalents	(70,846)	(50,240)	653,712

Cash and cash equivalents at beginning of period	724,558	913,060	-

Cash and cash equivalents at end of period	$653,712	$862,820	$653,712

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly “International Energy Inc.”)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
(Expressed in U.S. dollars)
(Unaudited)

Note 1.  Organization and Description of Business

NDB Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, the Company amended its Articles of Incorporation to effect a change of name to NDB Energy, Inc.

On June 9, 2005, the Company incorporated two wholly-owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.

NDB Energy, Inc. is a development stage company which was previously engaged in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. On September 17, 2007, through its wholly owned subsidiary, International Energy Corp., the Company commenced the development and acquisition of biofuel technologies by entering into a Research Agreement with The Regents of the University of California in the area of algal biochemistry and photosynthesis. The Company’s Research Project aimed to develop protocols for the growth of microalgal cultures and for the generation of long chain liquid hydrocarbons. These hydrocarbons are derived directly from the photosynthesis of the green microalgae. The Company has reviewed research outcomes from the Research Agreement, which expired on September 16, 2009, and determined that it was not in its best interest to renew the Research Agreement.

Effective as of July 29, 2011, NDB Energy, Inc. entered into an Asset Purchase Agreement with Mr. James Cerna, Jr. (“Mr. Cerna”) and Acqua Ventures, Inc., pursuant to which the Company acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas (the “GC Property”) for total compensation of 1,800,000 shares of the Company’s common stock (the “GC APA”).

Effective as of July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which the Company acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (the “YC Property”) for total cash compensation of $128,500 (the “YC APA”). Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc., (“Baron”) an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, with producing assets in the prolific oil producing Permian Basin of West Texas and North Central Texas, pursuant to which Baron operates the wells located on the property and receives a 25% working interest and a 20.3125% net revenue interest.

The Company is an emerging independent oil and gas company that explores for, develops, produces and markets crude oil and natural gas from various known prolific and productive geological formations, primarily in Gonzales and Young, Counties, Texas. The Company’s goal is to become a profitable organization focused in the development and production of crude oil and natural gas in established domestic oil fields.

The Company is focused on building and developing a portfolio of oil and gas assets by acquiring what it believes are undervalued, underdeveloped and underperforming properties, and for which it believes it can increase production economically and profitably. The Company only considers onshore, domestic, proven areas for its portfolio.

The Company intends to explore the GC Property to determine whether any oil and/or gas reserves exist. The Company does not know if an economically viable oil and gas reserve exists on the GC Property and there is no assurance that it will discover one. A great deal of exploration will be required before a final evaluation as to the economic, environmental and legal feasibility for the Company’s future exploration is determined. The Company’s plan of operation is to conduct exploration work on the GC Property in order to ascertain whether it possesses commercially exploitable quantities of oil and gas reserves.

Even if the Company completes its proposed exploration program and is successful in identifying an oil and gas reserve, the Company will have to spend substantial funds on further drilling and engineering studies before it will know whether it has a commercially viable oil and/or gas reserve.

The YC Property currently produces approximately 4-5 barrels of oil per day. For the remainder of 2011, the Company intends to conduct repairs and further develop the YC Property, including performing acid jobs on all the wells and increase the volume of fluids in the injection wells in an attempt to increase production. There is no guarantee that any efforts the Company undertakes to increase production will prove to be effective.

On June 12, 2011, the Company’s shareholders, pursuant to a written consent in lieu of a special meeting signed by the shareholders owning a majority of the Company’s issued and outstanding shares, authorized its officers to file the necessary documentation with the Secretary of State of Nevada to effect a one-for-five reverse stock split with all fractional shares being rounded up to the nearest whole share (the “Reverse Split”). The record date for the Reverse Split was set as of one business day prior to the effective date and the effective date for the Reverse Split was set for June 27, 2011, subject to regulatory approval.

The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on June 29, 2011. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has not generated any revenues, has an accumulated deficit of $3,180,547 as of June 30, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended March 31, 2012 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (the “SEC”).

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

The Company did not incur any research and development expense during the three months ended June 30, 2011 and 2010.  From inception (November 6, 1998) to June 30, 2011 the Company incurred research and development expense of $255,498.

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

Note 5. Net Loss Per Share

During the three months ended June 30, 2011 and 2010, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options would be anti-dilutive and basic and diluted net loss per share are the same for those periods.  Excluded from the computation of diluted net loss per share for both of the three months ended June 30, 2011 and 2010, because their effect would be antidilutive, are stock options to acquire 20,000 and 1,610,000 shares of common stock, respectively, with weighted-average exercise prices of $3.08 and $0.68 per share, respectively.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Numerator - net loss	$(92,831)	$(59,010)

Denominator - weighted average number
of common shares outstanding - basic and diluted	8,449,839	8,449,839

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Note 6. Capital Stock

Preferred Stock

At June 30, 2011, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding.  The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

Reverse Stock Split

On June 12, 2011, the Company’s shareholders, pursuant to a written consent in lieu of a special meeting signed by the shareholders owning a majority of the Company’s issued and outstanding shares, authorized its officers to file the necessary documentation with the Secretary of State of Nevada to effect the “Reverse Split”. The record date for the Reverse Split was set as of one business day prior to the effective date and the effective date for the Reverse Split was set for June 27, 2011, subject to regulatory approval.

The Reverse Split was declared effective by FINRA on June 29, 2011. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

Common Stock

On April 17, 2008, the Company completed a $2,400,000 self directed private placement (the “2008 Private Placement”). The 2008 Private Placement consisted of the sale of 800,000 units (the "Units") at a price of $3.00 per Unit.  Each Unit consisted of one share (collectively “Unit Shares”) of the Company’s common stock and one Series B Warrant to purchase a share of common stock at $3.00 per share for a period of two years from the date of issuance.  In connection with the 2008 Private Placement, the Company agreed to file a registration statement for the purpose of registering the Unit Shares and the shares issuable upon the exercise of the Series B Warrants, for resale by the Investors.  On July 17, 2009, the Company received a Notice of Effectiveness from the Securities and Exchange Commission (the “SEC”) registering the Unit Shares and additional shares held by certain selling stockholders in private transactions.

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

In connection with the 2008 Private Placement, the Company paid a commission of 20,000 Units (the “Commission Units”) to one registered broker dealer. The Commission Units did not have any registration rights but otherwise had the same terms and conditions as the Units.

At the time of grant, the fair value of the Series B Warrants as calculated using the Black-Scholes model was $5,330,000.  The proceeds from the 2008 Private Placement allocated to the warrants were $1,066,000.

Note 7.  Stock Options

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the “2002 Plan”), which has 4,000,000 shares reserved for issuance thereunder, none of which are currently registered with the SEC.  The 2002 Plan provides shares available for options granted to employees, directors and others. The options granted to employees under the Company’s 2002 Plan generally vest over one to five years or as otherwise determined by the plan administrator. Options to purchase shares expire no later than ten years after the date of grant.

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

The following table sets forth the share-based compensation expense resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Director and management fees	$2,154	$3,529
Total	$2,154	$3,529

Following is a summary of the Company’s stock option activity for the three months ended June 30, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at June 30, 2011 and March 31, 2011	20,000	$3.08	7.3 years	$-

Exercisable at June 30, 2011	8,000	$3.08	7.3 years	$-

Available for grant at June 30, 2011	3,970,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of fiscal year 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

As of June 30, 2011, the Company had $9,415 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 2.5 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

			Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$2.00			10,000	7.3	$2.00	4,000	7.3	$2.00
4.15			10,000	7.2	4.15	4,000	7.2	4.15
$2.00	-	$4.15	20,000	7.3	$3.08	8,000	7.3	$3.08

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

On April 17, 2008, the Company completed the 2008 Private Placement (see “Note 6. Capital Stock”).  Pursuant to the 2008 Private Placement and payment of a commission to a broker dealer, the Company issued 820,002 Series B Warrants, each to purchase a share of common stock at $3.00 per share, expiring on April 17, 2010.

On April 17, 2010, the remaining 576,667 Series B Warrants expired unexercised.  As of June 30, 2011 there were no Series B Warrants outstanding.

Warrant Liability

On April 1, 2009, the Company adopted guidance which is now part of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.  The Company determined that its Series B Warrants contained a Dilutive Issuance provision (see “Note 6. Capital Stock: Common Stock”).  As a result, the Company reclassified 576,667 of its Series B Warrants to warrant liability, resulting in a cumulative adjustment to accumulated deficit as of April 1, 2009 of $684,032.

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

At March 31, 2010, the Company determined that the fair value of the 576,667 outstanding Series B Warrants was $0, substantially due to the shortness of their remaining term.  All of the 576,667 Series B Warrants expired on April 17, 2010. The Company did not record a non-cash gain or loss during the three months ended June 30, 2011 or 2010.

The adjustments recorded each quarter to adjust the Series B Warrants to fair value resulted in a cumulative non-cash gain of $65,635 during the period from inception (November 6, 1998) to June 30, 2011.

Note 9. Subsequent Events

Effective as of July 29, 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas for total compensation of 1,800,000 shares of the Company’s common stock.

Effective as of July 29, 2011, the Company entered into an Asset Purchase Agreement pursuant to which the Company acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total cash compensation of $128,500.

Please refer to “Note 1. Organization and Description of Business” for further disclosure regarding the Asset Purchase Agreements discussed in the preceding two paragraphs.

Effective as of July 29, 2011, Mr. Amit S. Dang resigned as the Company’s President and Chief Executive Officer.  Mr. Dang remains the Company’s Chief Financial Officer and a member of the Company’s Board.

To fill the vacancy created after Mr. Dang resigned from his executive positions, the Company entered into an at-will employment agreement with Mr. James Cerna, Jr., effective as of July 29, 2011 (the “JC Employment Agreement”), pursuant to which Mr. Cerna will serve as the Company’s Chief Executive Officer. The JC Employment Agreement may be terminated by either party upon written notice for any reason whatsoever. Mr. Cerna is being paid an annual salary of $180,000, payable in 24 equal bi-monthly payments. Mr. Cerna will be devoting his full time and attention to the Company’s affairs. Additionally, Mr. Cerna has been appointed as a member of the Company’s Board effective as of July 29, 2011.

Effective as of July 29, 2011, the Board voted to increase the size of the Company’s Board from four (4) to five (5) directors. Effective as of July 29, 2011, Ms. Joanne Lustre resigned as a member of the Company’s Board. The Board intends to fill the vacancy created by Ms. Lustre’s resignation as soon as practicable.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended June 30, 2011 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Except where the context otherwise requires and for purposes of this 10-Q only, “we,” “us,” “our,” “Company,” “our Company,” and “NDB Energy” refer to NDB Energy, Inc., a Nevada corporation, and its consolidated subsidiaries.

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Form 10-Q.

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

Background

We were incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, we amended our Articles of Incorporation to effect a change of name to NDB Energy, Inc.

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

Effective as of July 29, 2011, we entered into an Asset Purchase Agreement with Mr. James Cerna, Jr. (“Mr. Cerna”) and Acqua Ventures, Inc., pursuant to which we acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas (the “GC Property”) for total compensation of 1,800,000 shares of our common stock (the “GC APA”).

Effective as of July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which we acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (the “YC Property”) for total cash compensation of $128,500 (the “YC APA”). Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc., (“Baron”) an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, with producing assets in the prolific oil producing Permian Basin of West Texas and North Central Texas, pursuant to which Baron operates the wells located on the property and receives a 25% working interest and a 20.3125% net revenue interest.

We are an emerging independent oil and gas company that explores for, develops, produces and markets crude oil and natural gas from various known prolific and productive geological formations, primarily in Gonzales and Young, Counties, Texas. Our goal is to become a profitable organization focused in the development and production of crude oil and natural gas in established domestic oil fields.

We are focused on building and developing a portfolio of oil and gas assets by acquiring what we believe are undervalued, underdeveloped and underperforming properties, and for which we believe we can increase production economically and profitably. We only consider onshore, domestic, proven areas for our portfolio.

We intend to explore the GC Property to determine whether any oil and/or gas reserves exist. We do not know if an economically viable oil and gas reserve exists on the GC Property and there is no assurance that we will discover one. A great deal of exploration will be required before a final evaluation as to the economic, environmental and legal feasibility for our future exploration is determined. Our plan of operation is to conduct exploration work on the GC Property in order to ascertain whether it possesses commercially exploitable quantities of oil and gas reserves.

Even if we complete our proposed exploration program and are successful in identifying an oil and gas reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have a commercially viable oil and/or gas reserve.

The YC Property currently produces approximately 4-5 barrels of oil per day. For the remainder of 2011, we intend to conduct repairs and further develop the YC Property, including performing acid jobs on all the wells and increase the volume of fluids in the injection wells in an attempt to increase production. There is no guarantee that any efforts we undertake to increase production will prove to be effective.

We do not expect to generate any revenues for the foreseeable future and expect to continue incurring losses.

Results of Operations

Three Month Periods Ended June 30, 2011 and 2010

Operating Expenses

Below is a summary of our operating expenses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,		Increase /
	2011	2010	(Decrease)

Operating expenses
Marketing and investor relations	$1,287	$1,275	$12
Director and management fees	14,754	11,029	3,725
Professional fees	65,930	36,474	29,456
Salaries and benefits	-	5,645	(5,645)
Other operating expenses	10,860	4,587	6,273
Total operating expenses	$92,831	$59,010	$33,821

Marketing and Investor Relations

Marketing and investor relations costs represent fees paid to publicize our technologies within the industry and investor community with the purpose of increasing company recognition. We utilize various third parties to manage our investor relations and facilitate our marketing programs, to increase company recognition and branding, and to provide shareholder communications.

Director and Management Fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director fees for both of the three month periods ended June 30, 2011 and 2010 include fees earned of $7,500.  Additionally, we recorded stock compensation expense of $2,154 and $3,529 for the three months ended June 30, 2011 and 2010, respectively, for stock options previously granted to directors and vesting over time.

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

During the three months ended June 30, 2011 and 2010, we incurred $5,100 and $0, respectively, pursuant to the Agreement between us and Mr. Dang.

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filings costs.

Professional fees increased $29,456 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, substantially due to an increase in legal fees of approximately $27,300 as a result of us changing our name to NDB Energy, Inc., effecting a one-for-five reverse stock split, changes in the composition of our management and the Board, and the execution of the Asset Purchase Agreements, effective July 27, 2011. Please refer to the “Background” section above.

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

Other operating expenses increased $6,273 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, partially due to an increase in filing fees incurred related to changing our name to NDB Energy, Inc. and effecting a one-for-five reverse stock split. Also contributing to the increase is rent expense incurred for the additional business office space we began utilizing in Southfield, Michigan, effective October 1, 2010.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have an accumulated deficit of $3,180,547 through June 30, 2011, and do not have positive cash flows from operating activities.  We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

We face all the risks common to development stage companies, including under-capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing will be necessary.  We expect to raise additional funds through private or public equity investments in order to expand the range and scope of our business operations. We will seek access to private or public equity but there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If we are unable to raise additional capital or generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At June 30, 2011, we had cash and cash equivalents of $653,712. We have financed our operations primarily from funds received pursuant to a private placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $70,846 for the three months ended June 30, 2011, compared to net cash used in operating activities of $50,240 for the prior year.  The increase in cash used in operating activities of $20,606 was substantially due to an increase in the amount paid for professional fees. Please refer to “Results of Operations” above for discussion regarding the increase in this expense.

Other Contractual Obligations

As of June 30, 2011, our contractual obligations consist of future minimum lease payments of $1,153 pursuant to our corporate office lease in Washington, DC and our business office lease in Southfield, Michigan.  In addition, we have future minimum payments of $3,563 pursuant to an agreement with a third party for investor and shareholder relations services.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (2)

3.2	Articles of Incorporation, as amended (1)

3.3	Certificate of Amendment to the Articles of Incorporation (6)

3.4	Certificate of Change (6)

3.5	By Laws (2)

4.1	Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto (2)

4.2	Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto (2)

4.3	Form of Series B Warrant (2)

4.4	Placement Agent Agreement with Palladium Capital Advisors, LLC (2)

10.1	Research Agreement with The Regents of the University of California dated September 17, 2007 (2)

10.2	Employment Agreement dated October 15, 2008 with Charles Bell (3)

10.3	Executive Services Agreement dated August 30, 2010 between International Energy, Inc. and Amit S. Dang. *

10.4	Asset Purchase Agreement between James J. Cerna, Jr., Acqua Ventures, Inc. and NDB Energy, Inc., dated July 29, 2011 (6)

Exhibit No.	Description of Exhibit

10.5	Asset Purchase Agreement between James J. Cerna, Jr., and NDB Energy, Inc., dated July 29, 2011 (6)

10.6	Employment Agreement dated July 29, 2011, between NDB Energy, Inc. and James J. Cerna, Jr. (6)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	International Energy, Inc. – 2002 Incentive Stock Plan (4)

____________________

*Filed herewith.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on August 24, 2005.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on June 29, 2011.

(6)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 4, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

NDB Energy, Inc.
(Registrant)

August 15, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
Chief Financial Officer and Director

August 15, 2011	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr.
Chief Executive Officer and Director