Form 10-Q
period 2011-09-30
NDB Energy, Inc.
filed 2011-11-14
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-52040

NDB ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0195748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10777 Westheimer, Suite 1100 Houston, Texas 77042	20005
(Address of principal executive offices)	(Zip Code)

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
Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,249,839 shares of common stock, par value $0.001, were outstanding on November 8, 2011.

NDB ENERGY, INC.
(Formerly “International Energy, Inc.”)
(A Development Stage Company)

FORM 10-Q

For the Periods Ended September 30, 2011 and 2010

PART I   — FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND MARCH 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	September 30,	March 31,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$324,457	$724,558
Accounts receivable	2,739	-
Prepaid expenses and other current assets	10,290	10,037
Total current assets	337,486	734,595

Unproven oil and gas properties	2,082,447	-

Total assets	$2,419,933	$734,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$72,710	$8,018
Accrued payroll liability	32,295	-
Total current liabilities	105,005	8,018

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and March 31, 2011	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 10,249,839 and 8,449,839 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	10,250	8,450
Additional paid-in capital	5,608,720	3,805,843
Deficit accumulated during the development stage	(3,304,042)	(3,087,716)

Total stockholders' equity	2,314,928	726,577

Total liabilities and stockholders' equity	$2,419,933	$734,595

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

					From Inception
	Three Months Ended		Six Months Ended		(November 6, 1998) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue
Oil sales	$19,645	$-	$19,645	$-	$19,645

Operating expenses
Lease operating expenses	35,348	-	35,348	-	35,348
Marketing and investor relations	3,695	1,275	4,982	2,550	816,044
Director and management fees, net of the reversal of stock-based compensation expense	2,011	12,575	16,765	23,604	368,655
Research and development	-	-	-	-	255,498
Professional fees	54,232	22,707	120,162	59,181	744,704
Salaries and benefits	34,791	4,357	34,791	10,002	1,247,570
Website fees - related party	-	-	-	-	48,050
Write off of oil, gas and mineral leases	-	-	-	-	112,000
Other operating expenses	13,063	14,879	23,923	19,466	395,342
Total operating expenses	143,140	55,793	235,971	114,803	4,023,211

Operating loss	(123,495)	(55,793)	(216,326)	(114,803)	(4,003,566)

Other income (expense)
Interest income	-	-	-	-	34,713
Interest expense	-	-	-	-	(77,480)
Change in fair value of warrant liability	-	-	-	-	65,635
Loss on disposal of fixed assets	-	-	-	-	(9,800)
Foreign exchange gain (loss)	-	(238)	-	(238)	2,424
Total other income (expense)	-	(238)	-	(238)	15,492

Net loss	$(123,495)	$(56,031)	$(216,326)	$(115,041)	$(3,988,074)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	9,702,013	8,449,839	9,079,347	8,449,839

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

				Common	Deficit Accumulated
	Common Stock		Additional	Stock	During the Development	Total Stockholders'
	Shares	Amount	Paid-in Capital	Issuable	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	$-	$-	$-	$-

Common stock issued at $0.00125 per share to a related party for management services	4,000,000	4,000	1,000	-	-	5,000

Common stock issued for cash at $0.3125 per share during fiscal year ended March 31, 1999	272,000	272	84,728	-	-	85,000

Net loss, inception (November 6, 1998) to March 31, 1999	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	4,272,000	4,272	85,728	-	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	4,272,000	4,272	85,728	-	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	4,272,000	4,272	85,728	-	(195,448)	(105,448)

Common stock issued for cash at $0.125 per share, October 17, 2001	2,000,000	2,000	248,000	-	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	6,272,000	6,272	333,728	-	(339,989)	11

Common stock issued to a related party for services rendered at $0.10 per share, August 5, 2002	480,500	481	47,569	-	-	48,050

Common stock issued to a related party for services rendered at $0.10 per share, August 5, 2002	240,000	240	23,760	-	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(240,000)	(240)	(23,760)	-	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	6,752,500	6,753	381,297	-	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	6,752,500	6,753	381,297	-	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2005	6,752,500	6,753	381,297	-	(619,548)	(231,498)

Common stock issued upon exercise of warrants, at $0.25 per share, June 9, 2005 and June 30, 2005	624,000	624	155,376	-	-	156,000

Common stock issued upon exercise of stock option, at $0.65 per share, October 7, 2005	10,000	10	6,490	-	-	6,500

Stock-based compensation expense	-	-	785,536	-	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	7,386,500	7,387	1,328,699	-	(1,461,703)	(125,617)

Stock-based compensation expense	-	-	54,443	-	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	7,386,500	7,387	1,383,142	-	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	(411,934)	(411,934)
Balance, March 31, 2008	7,386,500	7,387	1,383,142	1,259,000	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008	820,002	820	2,399,180	(1,259,000)	-	1,141,000

Stock-based compensation expense	-	-	12,235	-	-	12,235

Common stock issued upon exercise of warrants, at $3.00 per share in May 2008	243,335	243	729,757	-	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	4,524,314	-	(3,326,324)	1,206,440

Stock-based compensation expense	-	-	19,758	-	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	(749,667)	-	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	3,794,405	-	(2,904,050)	898,805

Stock-based compensation expense	-	-	11,438	-	-	11,438

Net loss, year ended March 31, 2011	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	3,805,843	-	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	2	-	-	-	-	-

Stock-based compensation expense	-	-	2,859	-	-	2,859

Reversal of stock-based compensation expense	-	-	(16,182)	-	-	(16,182)

Common stock issued for purchase of oil and gas lease on July 29, 2011	1,800,000	1,800	1,816,200	-	-	1,818,000

Net loss, six months ended September 30, 2011	-	-	-	-	(216,326)	(216,326)

Balance, September 30, 2011	10,249,839	$10,250	$5,608,720	$-	$(3,304,042)	$2,314,928

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended		From Inception (November 6, 1998) to
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(216,326)	$(115,041)	$(3,988,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	-	(65,635)
Stock-based compensation expense	2,859	6,904	886,269
Reversal of stock-based compensation expense	(16,182)	-	(16,182)
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Increase in accounts receivable	(2,739)	-	(2,739)
Increase in prepaid expenses and other current assets	(253)	(4,549)	(10,290)
Increase in accounts payable	64,692	4,322	72,710
Increase in accrued payroll liability	32,295	-	32,295
Increase in accrued liabilities	-	3,000	-
Net cash used in operating activities	(135,654)	(105,364)	(2,910,528)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Purchase of oil and gas leases	(253,500)	-	(365,500)
Development costs related to oil and gas leases	(10,947)	-	(10,947)
Net cash used in investing activities	(264,447)	-	(392,515)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	3,627,500
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	3,627,500

Increase (decrease) in cash and cash equivalents	(400,101)	(105,364)	324,457

Cash and cash equivalents at beginning of period	724,558	913,060	-

Cash and cash equivalents at end of period	$324,457	$807,696	$324,457

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000
Issuance of common stock for purchase of oil and gas lease on July 29, 2011	$1,818,000	$-	$1,818,000

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly “International Energy, Inc.”)
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
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

On June 9, 2005, the Company incorporated two wholly-owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.  Neither of these two subsidiaries currently has any assets, liabilities, or operations.

On September 17, 2007, the Company commenced in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. The Company’s research project expired on September 16, 2009, and upon review of outcomes, the Company determined that it was not in its best interest to continue its research and development efforts in the area of algal biochemistry and photosynthesis.

Effective as of July 29, 2011, NDB Energy, Inc. entered into an Asset Purchase Agreement with Mr. James Cerna, Jr. (“Mr. Cerna”), the Company’s President and CEO, and Acqua Ventures, Inc., pursuant to which the Company acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas (“GC Property”) for total compensation of 1,800,000 shares of the Company’s common stock (the “GC APA”).

Also, effective as of July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which the Company acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (“YC Property”) for total cash compensation of $128,500 (the “YC APA”). Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc., (“Baron”) an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, with producing assets in the prolific oil producing Permian Basin of West Texas and North Central Texas, pursuant to which the Company receives a 75% non-operated working interest and a 60.9375% net revenue interest in the leases; Baron receives a 25% operated working interest and a 20.3125% net revenue interest in the leases; and other third parties receive a 18.75% net revenue interest in the leases. The wells are currently, and will remain, operated by Baron.

Effective as of September 16, 2011, the Company entered into an Acquisition Agreement with Baron, pursuant to which the Company acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas (“AC Property”) for $125,000 (the “AC AA”). Pursuant to the terms of the AC AA, the Company receives an 80% non-operated working interest and a 60.8% net revenue interest in the leases; Baron receives a 20% operated working interest and a 15.2% net revenue interest in the leases; and other third parties receive a 24% net revenue interest in the leases. Additionally, Baron was given a six-month option to purchase from the Company a 20% non-operated working interest and a 15.2% net royalty interest under the same pro-rata terms and conditions as the original price. The wells are currently, and will remain, operated by Baron.

NDB Energy, Inc. is an emerging independent oil and gas company that explores for, develops, produces and markets crude oil and natural gas from various known prolific and productive geological formations, primarily in Gonzales, Young, and Archer Counties, Texas. The Company’s goal is to become a profitable organization focused in the development and production of crude oil and natural gas in established domestic oil fields.

The Company is focused on building and developing a portfolio of oil and gas assets by acquiring what it believes are undervalued, underdeveloped and underperforming properties, and for which it believes it can increase production economically and profitably. The Company only considers onshore, domestic, proven areas for its portfolio.

The Company intends to explore the GC Property to determine whether any oil and/or gas reserves exist. The Company does not know if an economically viable oil and gas reserve exists on the GC Property and there is no assurance that it will discover one. A great deal of exploration will be required for a final evaluation as to the economic, environmental and legal feasibility before any of the Company’s future exploration is determined. The Company’s plan of operation is to conduct exploration work on the GC Property in order to ascertain whether it possesses commercially exploitable quantities of oil and gas reserves.

Even if the Company completes its proposed exploration program and is successful in identifying an oil and gas reserve, the Company will have to spend substantial funds on further drilling and engineering studies before it will know whether it has a commercially viable oil and/or gas reserve.

The YC Property currently produces approximately 4-5 barrels of oil per day. The AC Property currently produces approximately 4 barrels of oil per day. For the remainder of 2011, the Company intends to conduct repairs and further develop both the YC Property and the AC Property, including performing acid jobs on all the wells and increase the volume of fluids in the injection wells in an attempt to increase production. There is no guarantee that any efforts the Company undertakes to increase production will prove to be effective.

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

Note 2.  Going Concern Uncertainties

The Company is a development stage company, has an accumulated deficit of $3,304,042 as of September 30, 2011, and does not have positive cash flows from operating activities.  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

The Company faces all the risks common to companies that are in the development stage, including under-capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. Additionally, the Company has expended a significant amount of cash in developing its former technologies.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing will be necessary.  The Company expects to raise additional funds through private or public equity investments in order to support existing operations and expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Furthermore, there is no assurance that the net proceeds received from any successful financing arrangement will be sufficient to cover cash requirements of the Company’s operations.  If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3.  Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (the “SEC”).

Note 4.  Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters. The more significant reporting areas impacted by management’s judgments and estimates are accruals related to oil and gas sales and expenses; estimates used in the impairment of oil and gas properties; accounting for stock-based compensation; and the valuation of equity instruments. On an on-going basis, the Company evaluates its estimates.

Actual results and outcomes may differ materially from the estimates as additional information becomes known.  The carrying values of oil and gas properties are particularly susceptible to change in the near term. Changes in the future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

Principles of Consolidation

The consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, International Energy Corp. and e.Deal Enterprises Corp.  All significant intercompany transactions and accounts have been eliminated in consolidation.

The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Accounts Receivable

Accounts receivable represents that portion of the Company’s net revenue interest in its oil and gas leases that has not been collected at the end of each period presented. To date, management has determined that no allowance for doubtful accounts is necessary since lease operating expenses have exceeded net revenue.  At September 30, 2011, the Company has a payable recorded on its consolidated balance sheet due to the operator of the oil wells that exceeds the accounts receivable balance due from the same operator.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties.  Management is assessing geographic and production data to determine the need for reserves studies.  At September 30, 2011, no amortization of capitalized costs of oil and gas properties was recorded.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. As a result of management’s impairment analysis, it determined that no impairment currently exists based on the relative recent acquisition dates and absent a reserve study to form a basis for impairment.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset.  As of September 30, 2011, the Company does not have a material ARO.

Oil and Gas Revenue

The Company recognizes oil and gas revenue when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations, distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, its financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in on orderly transaction between market participants. See “Note 7. Fair Value Measurements” for further discussion on fair value of financial instruments.

Stock-based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 8. Stock Options” for additional information on the Company’s stock-based compensation plans.

Related Party Transactions

A related party is generally defined as (i) any person who holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone who directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See “Note 9. Related Party Transactions” for further discussion.

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

Note 5. Net Loss Per Share

During the three and six months ended September 30, 2011 and 2010, the Company recorded a net loss.  Therefore, the issuance of shares of common stock from the exercise of stock options would be anti-dilutive and basic and diluted net loss per share are the same for those periods.  Excluded from the computation of diluted net loss per share for both the three and six month periods ended September 30, 2011, because their effect would be antidilutive, are stock options to acquire 14,000 shares of common stock with a weighted-average exercise price of $2.61 per share.  Excluded from the computation of diluted net loss per share for both the three and six month periods ended September 30, 2010, because their effect would be antidilutive, are stock options to acquire 20,000 shares of common stock with a weighted-average exercise price of $3.08 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Note 6. Oil and Gas Properties

The Company entered into its first oil and gas lease during the quarter ended September 30, 2011. Please refer to “Note 1. Organization and Description of Business” for information regarding the GC APA, YC APA, and AC AA.

Following is the aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at September 30, 2011 and March 31, 2011:

	September 30,	March 31,
	2011	2011

Acquisition of oil and gas properties	$2,071,500	$-
Development costs	10,947	-
	2,082,447	-
Impairment and depletion, depreciation and amortization	-	-
Oil and gas properties, net	$2,082,447	$-

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not obtained reserve studies with estimated proved reserves.  Management is assessing geographic and production data to determine the need for reserves studies.  At September 30, 2011, no amortization of capitalized costs of oil and gas properties was recorded.

Unproven properties cost as of September 30, 2011 represents the estimated fair value of the GC APA on July 29, 2011, the date of acquisition, whereby, the Company issued 1,800,000 shares of its common stock to acquire the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas.  Please refer to “Note 1. Organization and Description of Business”.  The closing price of the Company’s common stock on July 29, 2011 (as quoted on the OTC Markets Group, Inc. OTCQBTM tier), was $1.01 per share, resulting in an estimated fair value of $1,818,000 on the date of acquisition.

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

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair market value. As a result of this analysis and lack of reserve studies, the Company did not record an impairment loss for the six month period ended September 30, 2011.

Note 7. Fair Value Measurements

Fair value is defined within the accounting rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The rules established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:
Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Fair Value of Financial Instruments

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Payroll Liability. The carrying amounts for these instruments approximate fair value due to the short-term nature or maturity of the instruments.

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

The following table sets forth the share-based compensation expense resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Director and management fees	$(15,477)	$3,375	$(13,323)	$6,904
Total	$(15,477)	$3,375	$(13,323)	$6,904

Following is a summary of the Company’s stock option activity for the six months ended September 30, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at March 31, 2011	20,000	$3.08
Forfeitures	(6,000)	4.15
Outstanding at September 30, 2011	14,000	$2.61

Exercisable at September 30, 2011	8,000	$3.08	7.0 years	$-

Available for grant at September 30, 2011	3,976,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of fiscal year 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Forfeiture

Effective as of July 29, 2011, Ms. Joanne Lustre resigned as a member of the Company’s Board of Directors. Of the 10,000 stock options previously granted to Ms. Lustre on September 12, 2008, 4,000 had vested as of the date of her resignation and may be exercised through September 11, 2018, their original expiration date.  The remaining 6,000 options granted to Ms. Lustre had not vested and have been forfeited.  Accordingly, during the three and six months ended September 30, 2011, the Company recorded a reversal of stock compensation expense previously recorded of $16,182, which is included in director and management fees.

As of September 30, 2011, the Company had $2,693 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 2.25 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$ 2.00	10,000	7.0	$2.00	4,000	7.0	$2.00
4.15	4,000	7.0	4.15	4,000	7.0	4.15
$ 2.00 - $ 4.15	14,000	7.0	$2.61	8,000	7.0	$3.08

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9. Related Party Transactions

Effective as of July 29, 2011, Mr. Amit S. Dang resigned as the Company’s President and Chief Executive Officer.  Mr. Dang remains the Company’s Chief Financial Officer and a member of the Company’s Board.  Due to the increase in time and attention devoted to the Company’s affairs, Mr. Dang’s compensation for providing executive services to the Company was increased from $1,700 to $5,000 per month, effective August 1, 2011.

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

Effective as of July 29, 2011, the Company entered into an Asset Purchase Agreement pursuant with Mr. Cerna and Acqua Ventures, Inc. pursuant to which the Company acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas for total compensation of 1,800,000 shares of the Company’s common stock.

Also, effective as of July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which the Company acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total compensation of $128,500.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended September 30, 2011 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

On September 17, 2007, we commenced in an effort to develop processes and technologies permitting the commercially viable extraction of “biofuels” from algae. Our research project expired on September 16, 2009, and upon review of outcomes, we determined that it was not in our best interest to continue its research and development efforts in the area of algal biochemistry and photosynthesis.

Effective as of July 29, 2011, we entered into an Asset Purchase Agreement with Mr. James Cerna, Jr. (“Mr. Cerna”), our President and CEO, and Acqua Ventures, Inc., pursuant to which we acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas (“GC Property”) for total compensation of 1,800,000 shares of the Company’s common stock (the “GC APA”).

Also effective as of July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which we acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (“YC Property”) for total cash compensation of $128,500 (the “YC APA”). Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc., (“Baron”) an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, with producing assets in the prolific oil producing Permian Basin of West Texas and North Central Texas, pursuant to which the Company receives a 75% non-operated working interest and a 60.9375% net revenue interest in the leases; Baron receives a 25% operated working interest and a 20.3125% net revenue interest in the leases. The wells are currently, and will remain, operated by Baron.

Effective as of September 16, 2011, we entered into an Acquisition Agreement with Baron, pursuant to which we acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas (“AC Property”) for $125,000 (the “AC AA”). Pursuant to the terms of the AC AA, we receive an 80% non-operated working interest and a 60.8% net revenue interest in the leases; Baron receives a 20% operated working interest and a 15.2% net revenue interest in the leases. Additionally, Baron was given a six month option to purchase from the Company a 20% non-operated working interest and a 15.2% net royalty interest under the same pro rata terms and conditions as the original price. The wells are currently, and will remain, operated by Baron.

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

The YC Property currently produces approximately 4-5 barrels of oil per day. The AC Property currently produces approximately 4 barrels of oil per day.  For the remainder of 2011, we intend to conduct repairs and further develop both the YC Property and AC Property, including performing acid jobs on all the wells and increase the volume of fluids in the injection wells in an attempt to increase production. There is no guarantee that any efforts we undertake to increase production will prove to be effective.

Results of Operations

Three and Six Month Periods Ended September 30, 2011 and 2010

Oil Revenue

Oil production for both the three and six month periods ended September 30, 2011 was 283.1 barrels and generated revenue of $19,645 for an average price per barrel of $69.39. All oil production was from the YC Property.

Operating Expenses

Below is a summary of our operating expenses for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)

Operating expenses
Lease operating expenses	$35,348	$-	$35,348	$35,348	$-	$35,348
Marketing and investor relations	3,695	1,275	2,420	4,982	2,550	2,432
Director and management fees	2,011	12,575	(10,564)	16,765	23,604	(6,839)
Professional fees	54,232	22,707	31,525	120,162	59,181	60,981
Salaries and benefits	34,791	4,357	30,434	34,791	10,002	24,789
Other operating expenses	13,063	14,879	(1,816)	23,923	19,466	4,457
Total operating expenses	$143,140	$55,793	$87,347	$235,971	$114,803	$121,168

Lease operating expenses

Lease operating expenses for both the three and six month periods ended September 30, 2011 were $35,348.  All lease operating expenses were incurred by the YC Property.

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

Marketing and investor relations expense increased $2,420 and $2,432, respectively, for the three and six months ended September 30, 2011 compared to the same periods in 2010 substantially due to the Company making announcements, by way of press releases, the appointment of Mr. James Cerna to the position of President and CEO and Mr. Michael McAdams to the position of Head of the Board of Advisors and the announcement that we acquired oil and gas leases to properties in Archer, Young, and Gonzales Counties. Please refer to the “Background” section above.

Director and Management Fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director and management fees for the three months ended September 30, 2011 and 2010 were $2,011 and $12,575, respectively.  Director and management fees for the six months ended September 30, 2011 and 2010 were $16,765 and $23,604, respectively. The decrease in both of the three and six month periods of the current year compared to the prior year is substantially due to the $16,182 reversal of stock based compensation recorded upon the resignation of Ms. Joanne Lustre on July 29, 2011. Offsetting the decreases are an increase in executive management fees incurred for services provided by Mr. Amit Dang, our CFO.  As a result of Mr. Dang devoting more time and attention to our affairs, his monthly compensation was increased from $1,700 to $5,000 per month, effective August 1, 2011.

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filings costs.

Professional fees for the three months ended September 30, 2011 and 2010 were $54,232 and $22,707, respectively. The increase of $31,525 is substantially due to the increase in legal fees of approximately $25,200 as a result of the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties. Also contributing to the increase in professional fees are additional Securities and Exchange filing fees related to the aforementioned acquisitions and the filing of a Post-effective Amendment to Form S-1.

Professional fees for the six months ended September 30, 2011 and 2010 were $120,162 and $59,181, respectively. The increase of $60,981 is substantially due to the increase in legal fees of approximately $52,500 as a result of us changing our name to NDB Energy, Inc., effecting a one-for-five reverse stock split, changes in the composition of our management and the Board, and the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties. Also contributing to the increase in professional fees are additional Securities and Exchange filing fees related to the aforementioned acquisitions and the filing of a Post-effective Amendment to Form S-1.

Salaries and Benefits

Salaries and benefits for both the three and six month periods ended September 30, 2011 consists entirely of amounts incurred pursuant to an employment agreement between us and Mr. James Cerna, who was appointed to the position of President and CEO, effective July 29, 2011.

Salaries and benefits for both the three and six month periods ended September 30, 2010 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, our former President, Chief Executive Officer, Chief Financial Officer and one of our directors. Effective August 27, 2010, Mr. Bell resigned as a member of our Board and from all executive officer positions held with us.

Other Operating Expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses for the three months ended September 30, 2011 and 2010 were $13,063 and $14,879, respectively. The $1,816 decrease is due to a decrease in travel and entertainment related expense offset by an increase in rent expense for additional office space we began utilizing in Texas as a result of the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties.

Other operating expenses for the six months ended September 30, 2011 and 2010 were $23,923 and $19,466, respectively. Other operating expenses increased $4,457 due to an increase in rent expense for additional office space we began utilizing in Texas as a result of the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties and an increase in filing fees as a result of our name change to “NDB Energy, Inc.” Offsetting these increases is a decrease in travel and entertainment related expense.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  We have an accumulated deficit of $3,304,042 through September 30, 2011, and do not have positive cash flows from operating activities.  We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

Our principal source of liquidity is cash in the bank.  At September 30, 2011, we had cash and cash equivalents of $324,457. We have financed our operations primarily from funds received pursuant to a private placement completed in April 2008, raising gross proceeds of $2,400,000 and cash received from the exercise of warrants.

Net cash used in operating activities was $135,654 for the six months ended September 30, 2011, compared to net cash used in operating activities of $105,364 for the prior year.  The increase in cash used in operating activities of $30,290 was substantially due to an increase in the amounts paid for professional fees and director and management fees. Please refer to “Results of Operations” above for discussion regarding the increase in these expenses.

Net cash used in investing activities was $264,447 for the six months ended September 30, 2011, compared to net cash used in investing activities of $0 for the prior year.  The increase in cash used in investing activities of $264,447 is the result of the acquisitions of the oil and gas leases in Archer and Young Counties.

Other Contractual Obligations

As of September 30, 2011, our contractual obligations consist of future minimum lease payments of $3,010 pursuant to our corporate office lease in Houston, TX, our business office leases in Washington, DC and Southfield, Michigan, and our office lease in San Carlos, CA.  In addition, we have future minimum payments of $3,563 pursuant to an agreement with a third party for investor and shareholder relations services.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of July 29, 2011, NDB Energy, Inc. entered into an Asset Purchase Agreement with Mr. James Cerna, Jr. (“Mr. Cerna”) and Acqua Ventures, Inc., pursuant to which the Company acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas for total compensation of 1,800,000 shares of the Company’s common stock (the “GC APA”). Of the total 1,800,000 shares of common stock issued, 1,400,000 shares were issued to Mr. Cerna and 400,000 shares were issued to Acqua Ventures, Inc. These shares were issued in reliance on, among others, exemptions afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (2)

3.2	Articles of Incorporation, as amended (1)

3.3	Certificate of Amendment to the Articles of Incorporation (6)

3.4	Certificate of Change (6)

3.5	By Laws (2)

4.1	Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto (2)

4.2	Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto (2)

4.3	Form of Series B Warrant (2)

4.4	Placement Agent Agreement with Palladium Capital Advisors, LLC (2)

10.1	Research Agreement with The Regents of the University of California dated September 17, 2007 (2)

10.2	Employment Agreement dated October 15, 2008 with Charles Bell (3)

10.3	Executive Services Agreement dated August 30, 2010 between International Energy, Inc. and Amit S. Dang (8)

10.4	Asset Purchase Agreement between James J. Cerna, Jr., Acqua Ventures, Inc. and NDB Energy, Inc., dated July 29, 2011 (6)

10.5	Asset Purchase Agreement between James J. Cerna, Jr., and NDB Energy, Inc., dated July 29, 2011 (6)

10.6	Employment Agreement dated July 29, 2011, between NDB Energy, Inc. and James J. Cerna, Jr. (6)

10.7	Acquisition Agreement between Baron Energy, Inc. and NDB Energy, Inc., dated September 16, 2011 (7)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	International Energy, Inc. – 2002 Incentive Stock Plan (4)

  *Filed herewith.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on August 24, 2005.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on June 29, 2011.

(6)     Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 4, 2011.

(7)     Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 28, 2011.

(8)     Incorporated by reference to the Company’s Form 8-K filed with the Commission on September 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDB Energy, Inc.
(Registrant)

November 14, 2011	By:	/s/ Amit S. Dang
Amit S. Dang
Chief Financial Officer and Director

November 14, 2011	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr.
Chief Executive Officer and Director