Form 10-Q
period 2011-12-31
NDB Energy, Inc.
filed 2012-02-14
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 333-52040

NDB ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0195748 (I.R.S. Employer Identification Number)
10777 Westheimer, Suite 1100 Houston, Texas 77042 (Address of principal executive offices)	20005 (Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,424,631 shares of common stock, par value $0.001, were outstanding on February 7, 2012.

NDB ENERGY, INC.

(Formerly “International Energy, Inc.”)

(A Development Stage Company)

FORM 10-Q

For the Periods Ended December 31, 2011 and 2010

Table of Contents

PART I FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND MARCH 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

	December 31,	March 31,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$750,836	$724,558
Accounts receivable	8,480	—
Prepaid expenses and other current assets	24,283	10,037
Total current assets	783,599	734,595

Unproven oil and gas properties	2,106,454	—

Total assets	$2,890,053	$734,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$26,086	$8,018
Total current liabilities	26,086	8,018

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common stock: $0.001 par value; 100,000,000 shares authorized, 11,041,514 and 8,449,846 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	11,042	8,450
Common stock issuable: 383,117 shares at December 31, 2011	383	—
Additional paid-in capital	6,312,970	3,805,843
Deficit accumulated during the development stage	(3,460,428)	(3,087,716)

Total stockholders' equity	2,863,967	726,577

Total liabilities and stockholders' equity	$2,890,053	$734,595

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

					From Inception
	Three Months Ended		Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Revenue
Oil sales	$19,162	$—	$38,807	$—	$38,807

Operating expenses
Lease operating expenses	64,407	—	99,754	—	99,754
Marketing and investor relations	1,125	1,495	6,107	4,045	817,169
Director and management fees, net of the reversal of stock-based compensation expense	20,555	14,979	37,320	38,583	389,210
Research and development	—	—	—	—	255,498
Professional fees	23,680	9,811	143,842	68,992	768,384
Salaries and benefits	50,552	—	85,343	10,002	1,298,122
Website fees - related party	—	—	—	—	48,050
Write off of oil, gas and mineral leases	—	—	—	—	112,000
Other operating expenses	15,229	6,948	39,153	26,414	410,572
Total operating expenses	175,548	33,233	411,519	148,036	4,198,759

Operating loss	(156,386)	(33,233)	(372,712)	(148,036)	(4,159,952)

Other income (expense)
Interest income	—	—	—	—	34,713
Interest expense	—	—	—	—	(77,480)
Change in fair value of warrant liability	—	—	—	—	65,635
Loss on disposal of fixed assets	—	—	—	—	(9,800)
Foreign exchange gain (loss)	—	(267)	—	(505)	2,424
Total other income (expense)	—	(267)	—	(505)	15,492

Net loss	$(156,386)	$(33,500)	$(372,712)	$(148,541)	$(4,144,460)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	10,830,651	8,449,846	9,665,243	8,449,846

(The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

						Deficit Accumulated
	Common Stock		Common Stock Issuable		Additional	During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Inception, November 6, 1998	—	$—	$—	$—	$—	$—	$—

Common stock issued at $0.00125 per share
to a related party for management services	4,000,000	4,000	—	—	1,000	—	5,000

Common stock issued for cash at $0.3125 per
share during fiscal year ended March 31, 1999	272,000	272	—	—	84,728	—	85,000

Net loss, inception (November 6, 1998)
to March 31, 1999	—	—	—	—	—	(7,470)	(7,470)

Balance, March 31, 1999	4,272,000	4,272	—	—	85,728	(7,470)	82,530

Net loss, year ended March 31, 2000	—	—	—	—	—	(16,185)	(16,185)

Balance, March 31, 2000	4,272,000	4,272	—	—	85,728	(23,655)	66,345

Net loss, year ended March 31, 2001	—	—	—	—	—	(171,793)	(171,793)

Balance, March 31, 2001	4,272,000	4,272	—	—	85,728	(195,448)	(105,448)

Common stock issued for cash at $0.125 per
share, October 17, 2001	2,000,000	2,000	—	—	248,000	—	250,000

Net loss, year ended March 31, 2002	—	—	—	—	—	(144,541)	(144,541)

Balance, March 31, 2002	6,272,000	6,272	—	—	333,728	(339,989)	11

Common stock issued to a related
party for services rendered at $0.10 per
share, August 5, 2002	480,500	481	—	—	47,569	—	48,050

Common stock issued to a related
party for services rendered at $0.10 per
share, August 5, 2002	240,000	240	—	—	23,760	—	24,000

Cancellation of previously issued
common stock, February 4, 2003	(240,000)	(240)	—	—	(23,760)	—	(24,000)

Net loss, year ended March 31, 2003	—	—	—	—	—	(149,933)	(149,933)

Balance, March 31, 2003	6,752,500	6,753	—	—	381,297	(489,922)	(101,872)

Net loss, year ended March 31, 2004	—	—	—	—	—	(70,132)	(70,132)

Balance, March 31, 2004	6,752,500	6,753	—	—	381,297	(560,054)	(172,004)

Net loss, year ended March 31, 2005	—	—	—	—	—	(59,494)	(59,494)

Balance, March 31, 2005	6,752,500	6,753	—	—	381,297	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.25 per share, June 9, 2005
and June 30, 2005	624,000	624	—	—	155,376	—	156,000

Common stock issued upon exercise of
stock option, at $0.65 per share,
October 7, 2005	10,000	10	—	—	6,490	—	6,500

Stock-based compensation expense	—	—	—	—	785,536	—	785,536

Net loss, year ended March 31, 2006	—	—	—	—	—	(842,155)	(842,155)

Balance, March 31, 2006	7,386,500	7,387	—	—	1,328,699	(1,461,703)	(125,617)

Stock-based compensation expense	—	—	—	—	54,443	—	54,443

Net loss, year ended March 31, 2007	—	—	—	—	—	(224,862)	(224,862)

Balance, March 31, 2007	7,386,500	7,387	—	—	1,383,142	(1,686,565)	(296,036)

Common stock issuable in March 2008	—	—	—	1,259,000	—	—	1,259,000

Net loss, year ended March 31, 2008	—	—	—	—	—	(411,934)	(411,934)

Balance, March 31, 2008	7,386,500	7,387	—	1,259,000	1,383,142	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	820,002	820	—	(1,259,000)	2,399,180	—	1,141,000

Stock-based compensation expense	—	—	—	—	12,235	—	12,235

Common stock issued upon exercise of
warrants, at $3.00 per share in May 2008	243,335	243	—	—	729,757	—	730,000

Net loss, year ended March 31, 2009	—	—	—	—	—	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	—	—	4,524,314	(3,326,324)	1,206,440

Stock-based compensation expense	—	—	—	—	19,758	—	19,758

Cumulative adjustment upon adoption of ASC 815-40	—	—	—	—	(749,667)	684,032	(65,635)

Net loss, year ended March 31, 2010	—	—	—	—	—	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	—	—	3,794,405	(2,904,050)	898,805

Stock-based compensation expense	—	—	—	—	11,438	—	11,438

Net loss, year ended March 31, 2011	—	—	—	—	—	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	—	—	3,805,843	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	9	—	—	—	—	—	—

Stock-based compensation expense	—	—	—	—	3,414	—	3,414

Reversal of stock-based compensation expense	—	—	—	—	(16,182)	—	(16,182)

Common stock issued for purchase of oil and gas lease on July 29, 2011	1,800,000	1,800	—	—	1,816,200	—	1,818,000

Common stock and warrants issued for cash in October - December 2011	791,668	792	383,117	383	703,695	—	704,870

Net loss, nine months ended December 31, 2011	—	—	—	—	—	(372,712)	(372,712)

Balance, December 31, 2011	11,041,514	$11,042	383,117	$383	$6,312,970	$(3,460,428)	$2,863,967

 (The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.
(Formerly "International Energy, Inc.")
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2011
(Expressed in U.S. Dollars)
(Unaudited)

			From Inception
	Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(372,712)	$(148,541)	$(4,144,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	—	6,268
Common stock issued for services	—	—	53,050
Change in fair value of warrant liability	—	—	(65,635)
Stock-based compensation expense	3,414	9,284	886,824
Reversal of stock-based compensation expense	(16,182)	—	(16,182)
Loss on disposal of fixed assets	—	—	9,800
Write off of oil, gas and mineral leases	—	—	112,000
Change in operating assets and liabilities:
Increase in accounts receivable	(8,480)	—	(8,480)
Increase in prepaid expenses and other current assets	(14,246)	(3,356)	(24,283)
Increase in accounts payable	18,068	(9,307)	26,086
Increase in accrued liabilities	—	1,500	—
Net cash used in operating activities	(390,138)	(150,420)	(3,165,012)

Cash flows from investing activities
Purchase of property and equipment	—	—	(16,068)
Purchase of oil and gas leases	(253,500)	—	(365,500)
Development costs related to oil and gas leases	(34,954)	—	(34,954)
Net cash used in investing activities	(288,454)	—	(416,522)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	704,870	—	4,332,370
Proceeds from loans from related party	—	—	510,000
Repayment of loans from related party	—	—	(510,000)
Net cash provided by financing activities	704,870	—	4,332,370

Increase (decrease) in cash and cash equivalents	26,278	(150,420)	750,836

Cash and cash equivalents at beginning of period	724,558	913,060	—

Cash and cash equivalents at end of period	$750,836	$762,640	$750,836

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$—	$77,480
Income tax paid in cash	$—	$—	$—

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$—	$—	$60,000
Issuance of common stock for purchase of oil and gas lease on July 29, 2011	$1,818,000	$—	$1,818,000

 (The accompanying notes are an integral part of these consolidated financial statements)

NDB ENERGY, INC.

(Formerly “International Energy, Inc.”)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Expressed in U.S. dollars)

(Unaudited)

Note 1. Organization and Description of Business

NDB Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, the Company amended its Articles of Incorporation to change its name to NDB Energy, Inc.

On June 9, 2005, the Company incorporated two wholly-owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.  Both subsidiaries are currently inactive and do not have any assets or liabilities.

Beginning with the Company’s quarterly report on Form 10-Q for the period ending September 30, 2010, through its filing of its Current Report on Form 8-K on August 16, 2011, to report its entrance into certain asset purchase agreements further described below, the Company was deemed to be a “shell company.” On August 16, 2011, the Company filed a Current Report on Form 8-K, which included the necessary “Form 10 Information” to disclose that, as of that date, the Company is no longer a “shell company.”

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

For the first half of 2012, the Company intends to conduct repairs and further develop both the YC Property and the AC Property, including performing acid jobs on all the wells and increase the volume of fluids in the injection wells in an attempt to increase production. There is no guarantee that any efforts the Company undertakes to increase production will prove to be effective.

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

Note 2. Going Concern Uncertainties

The Company is a development stage company, has an accumulated deficit of $3,460,428 as of December 31, 2011, and does not have positive cash flows from operating activities. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

In October 2011, the Company entered into a self-directed private placement (the “2011 Private Placement”) consisting of the sale of 2,500,000 units (the “Units”) at a price of $0.60 per Unit. Each Unit consists of one share of the Company’s common stock and one Series A Common Stock Purchase Warrant (the “Series A Warrants”) to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance.  The 2011 Private Placement expired on December 31, 2011. See “Note 8. 2011 Private Placement” for additional information regarding this private placement.

During the quarter ended December 31, 2011, the Company raised $704,870 pursuant to the terms of the 2011 Private Placement. Accordingly, the Company issued, or will issue, 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

There is no assurance that the net proceeds received from the 2011 Private Placement will be sufficient to cover cash requirements of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Note 3. Presentation of Interim Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending March 31, 2012 or any other interim period. For further information, refer to the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (the “SEC”).

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

Principles of Consolidation

The consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, International Energy Corp. and e.Deal Enterprises Corp. Neither of these two subsidiaries currently has any assets, liabilities, or operations. All significant intercompany transactions and accounts have been eliminated in consolidation.

The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Accounts Receivable

Accounts receivable represents that portion of the Company’s net revenue interest in its oil and gas leases that has not been collected at the end of each period presented. To date, management has determined that no allowance for doubtful accounts is necessary since lease operating expenses have exceeded net revenue. At December 31, 2011, the Company has a payable recorded on its consolidated balance sheet due to the operator of the oil wells that exceeds the accounts receivable balance due from the same operator.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with the acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve reports because of its recent acquisition of its oil and gas properties.  Management is assessing geographic and production data to determine the need for reserves studies.  As of December 31, 2011, no amortization of capitalized costs of oil and gas properties was recorded.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2011, the Company does not have an ARO.

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

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 9. Stock Options” for additional information on the Company’s stock-based compensation plans.

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

Note 5. Net Loss Per Share

During the three and nine months ended December 31, 2011 and 2010, the Company recorded a net loss. Therefore, the issuance of shares of common stock from the exercise of stock options and warrants would be anti-dilutive and basic and diluted net loss per share is the same for those periods. Excluded from the computation of diluted net loss per share for both the three and nine month periods ended December 31, 2011, because their effect would be antidilutive, are stock options to acquire 14,000 shares of common stock with a weighted-average exercise price of $2.61 per share and Series A Warrants to acquire 1,174,785 shares of common stock with a weighted-average exercise price of $1.25 per share. Excluded from the computation of diluted net loss per share for both the three and nine month periods ended December 31, 2010, because their effect would be antidilutive, are stock options to acquire 20,000 shares of common stock with a weighted-average exercise price of $3.08 per share.

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

Following is the aggregate amount of capitalized costs relating to crude oil and natural gas producing activities and the aggregate amount of related accumulated depreciation, depletion and amortization at December 31, 2011 and March 31, 2011:

	December 31,	March 31,
	2011	2011

Acquisition of oil and gas properties	$2,071,500	$—
Development costs	34,954	—
	2,106,454	—
Impairment and depletion, depreciation and amortization	—	—
Oil and gas properties, net	$2,106,454	$—

The Company amortizes all capitalized costs of oil and gas properties on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not obtained reserve studies with estimated proven reserves. Management is assessing geographic and production data to determine the need for reserves studies.  As of December 31, 2011, no amortization of capitalized costs of oil and gas properties was recorded.

Unproven properties cost at December 31, 2011 includes the estimated fair value of the GC APA on July 29, 2011, the date of acquisition, whereby, the Company issued 1,800,000 shares of its common stock to acquire the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas. Please refer to “Note 1. Organization and Description of Business.” The closing price of the Company’s common stock on July 29, 2011 (as quoted on the OTC Markets Group, Inc. OTCQBTM tier), was $1.01 per share, resulting in an estimated fair value of $1,818,000 on the date of acquisition.

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

Unproven properties cost at December 31, 2011 also includes the estimated fair value of both the YC APA and AC AA on the date of acquisition. Effective July 29, 2011, the Company entered into the YC APA, whereby it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (“YC Property”) for total cash compensation of $128,500. Effective September 16, 2011, the Company entered into the AC AA. Whereby it acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas for $125,000. Please refer to “Note 1. Organization and Description of Business.”

Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair value. As a result of this analysis and lack of reserve studies, the Company did not record an impairment loss for the nine-month period ended December 31, 2011.

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

Fair Value of Financial Instruments

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts for these instruments approximate fair value due to the short-term nature or maturity of the instruments.

Note 8. 2011 Private Placement

In October 2011, the Company entered into a self directed 2011 Private Placement consisting of the sale of 2,500,000 Units at a price of $0.60 per Unit. Each Unit consists of one share of the Company’s common stock and one Series A Warrant to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance.  The 2011 Private Placement expired on December 31, 2011. The issuance of the shares of common stock and the shares underlying the Series A Warrants are exempt from registration pursuant to regulation Rule 506.

During the quarter ended December 31, 2011, the Company raised $704,870 pursuant to the terms of the 2011 Private Placement. Accordingly, the Company issued or will issue 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

At the time of grant, the fair value of the 1,174,785 Series A Warrants, as calculated using the Black-Scholes model, was $569,383. The proceeds from the 2011 Private Placement allocated to the warrants were $288,285.

Note 9.  Stock Options

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

The following table sets forth the share-based compensation expense resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Director and management fees	$555	$2,380	$(12,768)	$9,284
Total	$555	$2,380	$(12,768)	$9,284

 The following is a summary of the Company’s stock option activity for the nine months ended December 31, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value

Outstanding at March 31, 2011	20,000	$3.08
Forfeitures	(6,000)	4.15
Outstanding at December 31, 2011	14,000	$2.61	6.8 years	$—

Exercisable at December 31, 2011	10,000	$2.86	6.8 years	$—

Available for grant at December 31, 2011	3,976,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal year 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Forfeiture

Effective as of July 29, 2011, Ms. Joanne Lustre resigned as a member of the Company’s Board of Directors. Of the 10,000 stock options previously granted to Ms. Lustre on September 12, 2008, 4,000 had vested as of the date of her resignation and may be exercised through September 11, 2018, their original expiration date. The remaining 6,000 options granted to Ms. Lustre had not vested and have been forfeited. Accordingly, during the nine months ended December 31, 2011, the Company recorded a reversal of stock compensation expense previously recorded of $16,182, which is included in director and management fees.

As of December 31, 2011, the Company had $2,138 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 2 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

			Stock Options Outstanding			Stock Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Number of	Remaining	Average	Number of	Remaining	Average
			Options	Contractual	Exercise	Options	Contractual	Exercise
Excercise Prices			Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$2.00			10,000	6.8	$2.00	6,000	6.8	$2.00
4.15			4,000	6.7	4.15	4,000	6.7	4.15
$2.00	—	$4.15	14,000	6.8	$2.61	10,000	6.8	$2.86

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 10.  Warrants

The following table summarizes information about the Series A Warrants outstanding and exercisable at December 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Number of Warrants	Exercise Price	Term

Outstanding at March 31, 2011	—	$—
Grants	1,174,785	1.25
Outstanding at December 31, 2011	1,174,785	$1.25	1.9 years

All Series A Warrants outstanding and exercisable at December 31, 2011 were issued pursuant to the 2011 Private Placement. Each Series A Warrant is exercisable at $1.25 per share and expires two years from the date of issuance. See “Note 8. 2011 Private Placement” for additional information regarding this private placement.

At the time of grant, the fair value of the 1,174,785 Series A Warrants, as calculated using the Black-Scholes model, was $569,383, using the following weighted average assumptions: risk-free interest rate of 0.27%; expected lives of 2 years, expected volatility of 167.9%, and a 0% dividend yield. The portion of the $704,870 proceeds received from the 2011 Private Placement allocated to the warrants was $288,285.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended December 31, 2011 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Background

We were incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, we amended our Articles of Incorporation to change our name to NDB Energy, Inc.

On June 9, 2005, we incorporated two wholly owned subsidiaries; International Energy Corp. and e.Deal Enterprises Corp. Both subsidiaries are incorporated under the laws of the State of Nevada.  Both subsidiaries are currently inactive and do not have any assets or liabilities.

Beginning with our quarterly report on Form 10-Q for the period ending September 30, 2010, through our filing of our Current Report on Form 8-K on August 16, 2011, to report our entrance into certain asset purchase agreements further described below we were deemed to be a “shell company.” On August 16, 2011, we filed a Current Report on Form 8-K, which included the necessary “Form 10 Information” to disclose that, as of that date, we are no longer a “shell company.”

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

For the first half of 2012, we intend to conduct repairs and further develop both the YC Property and AC Property, including performing acid jobs on all the wells and increase the volume of fluids in the injection wells in an attempt to increase production. There is no guarantee that any efforts we undertake to increase production will prove to be effective.

Results of Operations

Three and Nine Month Periods Ended December 31, 2011 and 2010

Oil Revenue

Oil production for the three and nine months ended December 31, 2011 was 142.9 and 426.0 barrels, respectively, generating revenue of $19,162 and $38,807, respectively for an average price per barrel of $134.07 and $91.09, respectively.

Operating Expenses

Below is a summary of our operating expenses for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	December 31,		Increase /	December 31,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)

Operating expenses
Lease operating expenses	$64,407	$—	$64,407	$99,754	$—	$99,754
Marketing and investor relations	1,125	1,495	(370)	6,107	4,045	2,062
Director and management fees	20,555	14,979	5,576	37,320	38,583	(1,263)
Professional fees	23,680	9,811	13,869	143,842	68,992	74,850
Salaries and benefits	50,552	—	50,552	85,343	10,002	75,341
Other operating expenses	15,229	6,948	8,281	39,153	26,414	12,739
Total operating expenses	$175,548	$33,233	$142,315	$411,519	$148,036	$263,483

Lease operating expenses

Lease operating expenses for the three and nine month periods ended December 31, 2011 were $64,407 and $99,754, respectively. During the quarter ended December 31, 2011, we conducted repairs, performed work-overs and acid jobs on many of the wells, and increased the volume of fluids in the injection wells in anticipation that this work will increase production.

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

Marketing and investor relations for the three months ended December 31, 2011 and 2010 were $1,125 and $1,495, respectively. Marketing and investor relations for the nine months ended December 31, 2011 and 2010 were $6,107 and $4,045, respectively. The increase of $2,062 for the nine months is substantially due to the Company making announcements, by way of press releases, of the appointment of Mr. James Cerna to the position of President and CEO and Mr. Michael McAdams to the position of Head of the Board of Advisors and the announcement that we acquired oil and gas leases to properties in Archer, Young, and Gonzales Counties. Please refer to the “Background” section above.

Director and Management Fees

Non-employee directors receive $2,500 per quarter for their services as directors.

Director and management fees for the three months ended December 31, 2011 and 2010 were $20,555 and $14,979, respectively. The increase for the three month period of the current year compared to the prior year is primarily due to an increase of $9,900 in executive management fees incurred for services provided by Mr. Amit Dang, our CFO. As a result of Mr. Dang devoting more time and attention to our affairs, his monthly compensation was increased from $1,700 to $5,000 per month, effective August 1, 2011. Offsetting this increase is a decrease of $4,324 as a result of the resignation of Ms. Joanne Lustre from our Board of Directors on July 29, 2011.

Director and management fees for the nine months ended December 31, 2011 and 2010 were $37,320 and $38,583, respectively. The decrease for the nine month period of the current year compared to the prior year is primarily due to the $16,182 reversal of stock based compensation recorded upon the resignation of Ms. Lustre, offset by the increase in executive management fees incurred for services provided by Mr. Dang.

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filings costs.

Professional fees for the three months ended December 31, 2011 and 2010 were $23,680 and $9,811, respectively. The increase of $13,869 is substantially due to the increase in accounting fees of approximately $8,400 and legal fees of approximately $4,600 as a result of the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties.

Professional fees for the nine months ended December 31, 2011 and 2010 were $143,842 and $68,992, respectively. The increase of $74,850 is substantially due to the increase in legal fees of approximately $57,100 as a result of us changing our name to NDB Energy, Inc., effecting a one-for-five reverse stock split, changes in the composition of our management and the Board, and the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties. Also contributing to the increase in professional fees are increases in accounting fees of approximately $8,700 and SEC filing fees of approximately $8,000 related to the aforementioned acquisitions and the filing of a Post-effective Amendment to Form S-1.

Salaries and Benefits

Salaries and benefits for both the three and nine month periods ended December 31, 2011, consists entirely of amounts incurred pursuant to an employment agreement between us and Mr. James Cerna, who was appointed to the position of President and CEO, effective July 29, 2011.

Salaries and benefits for the nine month period ended December 31, 2010 consists entirely of amounts paid to and on behalf of Mr. Charles Bell, our former President, Chief Executive Officer, Chief Financial Officer and one of our directors. Effective August 27, 2010, Mr. Bell resigned as a member of our Board and from all executive officer positions held with us.

Other Operating Expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees and other administrative costs.

Other operating expenses for the three months ended December 31, 2011 and 2010 were $15,229 and $6,948, respectively. The increase of $8,281 is due to increases in travel and entertainment expense related to the raising of funds pursuant to the 2011 Private Placement and the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties, an increase in rent expense for additional office space we began utilizing in Texas as a result of the acquisition of the oil and gas leases to properties in Archer, Young, and Gonzales Counties, and the premiums paid pursuant to a director and officer insurance policy.

Other operating expenses for the nine months ended December 31, 2011 and 2010 were $39,153 and $26,414, respectively. Other operating expenses increased $12,739 due to an increase in rent expense the Texas office, the premiums paid pursuant to a director and officer insurance policy, and an increase in filing fees as a result of our name change to “NDB Energy, Inc.”

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. We have an accumulated deficit of $3,460,428 through December 31, 2011, and do not have positive cash flows from operating activities. We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

In October 2011, the Company entered into a self directed private placement (the “2011 Private Placement”) consisting of the sale of 2,500,000 units (the "Units") at a price of $0.60 per Unit. Each Unit consists of one share of the Company’s common stock and one Series A Common Stock Purchase Warrant (the “Series A Warrants”) to purchase a share of common stock at $1.25 per share for a period of two years from the date of issuance.  The 2011 Private Placement expired on December 31, 2011.

During the quarter ended December 31, 2011, the Company raised $704,870 pursuant to the terms of the 2011 Private Placement. Accordingly, the Company issued or will issue 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

There is no assurance that the net proceeds received from the 2011 Private Placement will be sufficient to cover cash requirements of the Company’s operations. If the Company is unable to raise additional capital or generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

Our principal source of liquidity is cash in the bank. At December 31, 2011, we had cash and cash equivalents of $750,836. We have financed our operations primarily from funds received pursuant to the 2011 Private Placement, a private placement completed in April 2008, raising gross proceeds of $2,400,000, and cash received from the exercise of warrants.

Net cash used in operating activities was $390,138 for the nine months ended December 31, 2011, compared to net cash used in operating activities of $150,420 for the prior year. The increase in cash used in operating activities of $239,718 was substantially due to increases in the amounts paid for professional fees, director and management fees, salaries and benefits. Also contributing to an increase in net cash used in operating activities is due to lease operating expenses exceeding oil sales. Please refer to “Results of Operations” above for discussion regarding the increase in these expenses.

Net cash used in investing activities was $288,454 for the nine months ended December 31, 2011, compared to net cash used in investing activities of $0 for the prior year. The increase in cash used in investing activities of $288,454 is the result of the acquisitions of the oil and gas leases in Archer and Young Counties.

Net cash provided by financing activities was $704,870 for the nine months ended December 31, 2011, compared to net cash used in investing activities of $0 for the prior year. During the quarter ended December 31, 2011, the Company raised $704,870 pursuant to the terms of the 2011 Private Placement.

Other Contractual Obligations

As of December 31, 2011, our contractual obligations consist of future minimum lease payments of $4,098 pursuant to our corporate office lease in Houston, TX and our business office leases in Washington, DC, Southfield, Michigan, and San Carlos, California. In addition, we have future minimum payments of $1,688 pursuant to an agreement with a third party for investor and shareholder relations services.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, we entered into a self directed private placement (the “2011 Private Placement”) consisting of the sale of 2,500,000 units (the ”Units”) at a price of $0.60 per Unit. Each Unit consists of one share of the Company’s common stock and one Series A Common Stock Purchase Warrant (the “Series A Warrants”) to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance.  The 2011 Private Placement Offering expired on December 31, 2011.

During the quarter ended December 31, 2011, we raised $704,870 pursuant to the terms of the 2011 Private Placement. Accordingly, we issued or will issue 1,174,785 shares of common stock and 1,174,785 Series A Warrants. These shares were issued in reliance on, among others, exemptions afforded by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (2)

3.2	Articles of Incorporation, as amended (1)

3.3	Certificate of Amendment to the Articles of Incorporation (6)

3.4	Certificate of Change (6)

3.5	By Laws (2)

4.1	Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto (2)

4.2	Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto (2)

4.3	Form of Series B Warrant (2)

4.4	Placement Agent Agreement with Palladium Capital Advisors, LLC (2)

4.5	Private Placement Subscription dated October 2011 *

4.6	Form of Series A Warrant *

10.1	Research Agreement with The Regents of the University of California dated September 17, 2007 (2)

10.2	Employment Agreement dated October 15, 2008 with Charles Bell (3)

10.3	Executive Services Agreement dated August 30, 2010 between International Energy, Inc. and Amit S. Dang (8)

10.4	Asset Purchase Agreement between James J. Cerna, Jr., Acqua Ventures, Inc. and NDB Energy, Inc., dated July 29, 2011 (6)

10.5	Asset Purchase Agreement between James J. Cerna, Jr., and NDB Energy, Inc., dated July 29, 2011 (6)

10.6	Employment Agreement dated July 29, 2011, between NDB Energy, Inc. and James J. Cerna, Jr. (6)

10.7	Acquisition Agreement between Baron Energy, Inc. and NDB Energy, Inc., dated September 16, 2011 (7)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	International Energy, Inc. – 2002 Incentive Stock Plan (4)

____________________

*Filed herewith.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the Commission on December 31, 2008.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Commission on August 24, 2005.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on June 29, 2011.

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

NDB Energy, Inc.
(Registrant)

February 14, 2012	By:	/s/ Amit S. Dang
Amit S. Dang Chief Financial Officer and Director

NDB Energy, Inc.
(Registrant)

February 14, 2012	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr. Chief Executive Officer and Director

