Form 10-K
period 2012-03-31
Armada Oil, Inc.
filed 2012-06-27
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-52040

ARMADA OIL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0195748 (I.R.S. Employer Identification Number)
10777 Westheimer Road, Suite 1100 Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

(800) 676-1006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on September 30, 2011 as reported on the OTC Markets Group Inc. OTCQBTM tier was $5,160,769.

As of June 18, 2012, there were 20,294,631 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

TABLE OF CONTENTS

ARMADA OIL, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended March 31, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) our future financing plans and (d) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including those set forth under “Risk Factors” in this Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this 10-K only, “we,” “us,” “our,” “Company,” and “our Company,” refer to Armada Oil, Inc., a Nevada corporation, and its consolidated subsidiaries.

Item 1. Business

Description of Business

Armada Oil, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, we amended our Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, we amended our Articles of Incorporation to change our name to NDB Energy, Inc. On May 7, 2012, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Armada Oil, Inc.

On June 12, 2011, our shareholders, pursuant to a written consent in lieu of a special meeting signed by the shareholders owning a majority of our then issued and outstanding shares, authorized our officers to file the necessary documentation with the Secretary of State of Nevada to effect a one-for-five reverse stock split with all fractional shares being rounded up to the nearest whole share (the “Reverse Split”). The record date for the Reverse Split was set as of one business day prior to the effective date and the effective date for the Reverse Split was set for June 27, 2011, subject to regulatory approval.

The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on June 29, 2011. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

Beginning with our report on Form 10-Q for the period ending September 30, 2010, up until the filing of a Current Report on Form 8-K on August 16, 2011, to report our entering into certain asset purchase agreements, as further described below, as well as a change in management, we were deemed to be a “shell company.” In the Current Report on Form 8-K referenced above, we also included the necessary “Form 10 Information” to disclose that, as of that date, we are no longer a “shell company.”

Effective July 29, 2011, we entered into an Asset Purchase Agreement with Mr. James J. Cerna, Jr. (“Mr. Cerna”) and Acqua Ventures, Inc., pursuant to which we acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas (“GC Property”) for total compensation of 1,800,000 shares of our common stock (the “GC APA”).

Also, effective July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which we acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (“YC Property”) for total cash compensation of $128,500 (the “YC APA”). Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc., (“Baron”), an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, pursuant to which we receive a 75% non-operated working interest and a 60.9375% net revenue interest in the leases; Baron receives a 25% operated working interest and a 20.3125% net revenue interest in the leases. The wells are currently, and will remain, operated by Baron.

Effective July 29, 2011, we entered into an at-will employment agreement with Mr. Cerna, pursuant to which Mr. Cerna was appointed to be the Company’s President and Chief Executive Officer (“CEO”). At that time, Mr. Amit Dang (“Mr. Dang”) resigned as President and CEO.

Effective September 16, 2011, we entered into an Acquisition Agreement with Baron, pursuant to which we acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas (“AC Property”) for $125,000 (the “AC AA”). Pursuant to the terms of the AC AA, we receive an 80% non-operated working interest and a 60.8% net revenue interest in the leases; Baron receives a 20% operated working interest and a 15.2% net revenue interest in the leases. Additionally, Baron was given a six-month option to purchase from the Company a 20% non-operated working interest and a 15.2% net royalty interest under the same pro-rata terms and conditions as the original price. This option expired unexercised on March 16, 2012. The wells are currently, and will remain, operated by Baron.

On March 30, 2012, we completed the acquisition of Armada Oil, Inc., a corporation organized under the laws of the State of Nevada, through a share exchange agreement (the “Share Exchange Agreement”) with Armada Oil, Inc. and its stockholders (the “Armada Oil and Gas Stockholders”). Effective May 4, 2012, we filed a Certificate of Amendment to change Armada Oil, Inc.’s name to Armada Oil and Gas, Inc. (“Armada Oil and Gas”). Pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants with the Company in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share and 2,520,000 Series C Warrants allowing the Armada Oil and Gas stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share.

The Series C Warrants may not be exercised unless and until the Company informs the holder that the aggregate number of shares of common stock issuable upon exercise of all of the Series C Warrants, along with all other warrants issued by the Company pursuant to the Share Exchange Agreement, together with the shares of the Company’s common stock issued to the Armada Oil and Gas Stockholders pursuant to the Share Exchange Agreement, will not constitute more than 49.9% of the Company’s total number of shares of common stock issued and outstanding at the time of exercise. Upon completion of the Share Exchange Agreement, the Armada Oil and Gas Stockholders owned approximately 43.7% of the Company’s then issued and outstanding shares of common stock.

The Company, based in Houston, Texas, is an independent oil and gas company focusing on discovering, acquiring and developing multiple objective onshore oil and natural gas resources in prolific and productive geological formations in North America. Through its wholly owned subsidiary, Armada Oil and Gas, the Company plans to pursue projects located in Southern Wyoming. Armada Oil and Gas holds interests in Carbon County, Wyoming that include leasehold interests in 1,280 acres, and an option to acquire leasehold interests to an additional 23,700 acres, in the Niobrara and Casper formation project near existing infrastructure, which includes oil and natural gas pipelines, oil refineries and gas processing plants as well as various productive oil and natural gas fields.

Wyoming

Our business strategy in Wyoming, which is designated the “Overland Trail Project”, is to identify and exploit resources from potential sandstone reservoirs in the Upper and Lower parts of the Permian-Pennsylvanian age Casper Formation with secondary targets in the Niobrara Formation. High resistivity development in the 1st, 2nd and 3rd Niobrara Chalks, along with overlying and underlying high organic content marls has been noted in the dozen or so logged wells that have penetrated the Niobrara Formation. Approximately 140 miles of 2D CDP seismic lines attest to the conformity of the Niobrara reflections that are present between thrust faults and away from well control points.

Pursuant to the Share Exchange Agreement, the Company assumed a Purchase and Option Agreement between Armada Oil and Gas and TR Energy, Inc. (“TR Energy”), through which we received leasehold interests in 1,280 acres of land, engineering data, and 2D seismic, as well as an option to purchase leasehold interests to an additional 23,700 acres on or before March 31, 2013 at a purchase price of $1,000 per net acre. We must drill a vertical test well by August 1, 2012 to test the Casper formation at a depth of 9,500 feet. On or before 120 days from drilling the first well, we must drill a second test well to a depth of 9,500 feet. Should any delays arise in fulfilling the drilling obligations beyond our control (such as permitting, weather, environmental, etc.), TR Energy and the Company have agreed to extend the committed drilling dates to a mutually agreed upon future date. Total burdens on any of the acreage acquired pursuant to the Purchase and Option Agreement shall not exceed 25% and net revenue will be 75%. In the event any lease is already burdened with a 25% royalty interest, TR Energy shall reserve a 1% overriding royalty interest.

We believe that our collective experience in Overland Trail Project area and our ongoing relationships with geologists and engineers who initiated and developed this and other projects in the area for more than 30 years will position us to become uniquely familiar with the history and geology of the Overland Trail Project area.

We intend to develop and produce reserves at a low cost and take an aggressive approach to exploiting our contiguous acreage position through utilization of recent drilling technology advancements and best-practices seismic techniques. The implementation of our drilling strategy using new shale drilling and completion techniques should enable us to identify oil and gas reserves in the Overland Trail Project area.

Texas

Our plan of operation in Texas is to evaluate the GC Property in order to ascertain whether it possesses commercially exploitable quantities of oil and gas reserves, and to continue to enhance production from the YC Property and AC Property. We do not know if an economically viable oil and gas reserve exists on the GC Property and there is no assurance that we will discover one. A great deal of exploration will be required for a final evaluation as to the economic, environmental and legal feasibility before any of our future exploration is determined.

Even if we complete our proposed exploration program and are successful in identifying any oil and gas, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have commercially viable oil and/or natural gas.

During the quarter ended March 31, 2012, we conducted repairs on, and further developed both the YC Property and the AC Property, including performing acid jobs on all the wells, to increase the volume of fluids in the injection wells in an attempt to increase production. During the second half of 2012, we plan to continue our efforts to increase production of the wells. There is no guarantee that any efforts we undertake will prove to be effective.

Employees

As of March 31, 2012, we had one full-time employee, Mr. Cerna, our President, Chief Executive Officer, and a director. Effective May 1, 2012, we hired Ms. Rhonda B. Rosen, as our Chief Financial Officer on a part-time basis.

GLOSSARY OF OIL AND GAS TERMS

The following are the meanings of some of the oil and gas industry terms that may be used in this annual report:

2-D seismic: (two-dimensional seismic data) Geophysical data that depicts the subsurface strata in two dimensions. A vertical section of seismic data consisting of numerous adjacent traces acquired sequentially.

3-D seismic: A set of numerous closely-spaced seismic lines that provide a high spatially sampled measure of subsurface reflectivity. Events are placed in their proper vertical and horizontal positions, providing more accurate subsurface maps than can be constructed on the basis of more widely spaced 2D seismic lines. In particular, 3D seismic data provide detailed information about fault distribution and subsurface structures.

Abandoned: Ceased attempts to produce oil and gas from a well or lease, plugged the reservoir in accordance with regulatory requirements, and recovered equipment.

Acquisition costs: Direct and indirect costs incurred to acquire rights to natural resources.

Barrel: Standard volume of measure for crude oil and liquid petroleum products.

Basin: A depression of the earth’s surface into which sediments are deposited, usually characterized by sediment accumulation over a long interval; a broad area of the earth beneath which layers of rock are inclined, usually from the sides toward the center.

Completion: The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

Crude oil: A general term for unrefined petroleum or liquid petroleum.

Developmental drilling: Drilling that occurs after the initial discovery of hydrocarbons in a reservoir.

Dry hole: A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

Exploration: The initial phase in petroleum operations that includes generation of a prospect or play or both, and drilling of an exploration well. Appraisal, development and production phases follow successful exploration.

Exploratory well. A well drilled to find and produce oil and gas reserves that is not a development well.

Field: An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

Formation: An identifiable layer of rocks named after the geographical location of its first discovery and dominant rock type.

Fracturing: Hydraulic fracturing is a method used to create fractures that extend from a borehole into rock formations, which are typically maintained by a proppant, a material such as grains of sand, ceramic beads or other material which prevent the fractures from closing. The method is informally called fracking or hydro-fracking. The technique of hydraulic fracturing is used to increase or restore the rate at which fluids, such as oil, gas or water, can be produced from the desired formation. By creating fractures, the reservoir surface area exposed to the borehole is increased.

Horizontal well: A well in which the borehole is deviated from vertical at least 80 degrees so that the borehole penetrates a productive formation in a manner parallel to the formation. A single horizontal lateral can effectively drain a reservoir and eliminate the need for several vertical boreholes.

Hydrocarbon: A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane [CH4], but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

Lease: (1) A contract in which the property owner give an exploration and production company temporary and limited rights to explore for, develop and produce minerals from the property; or (2) any transfer where the owner of a mineral interest assigns all or a part of the operating rights to another party but retains a continuing non-operating interest in production from the property.

Net revenue interest (NRI): The portion of oil and gas production revenue remaining after the deduction of royalty and overriding royalty interests.

Operator: The individual or company responsible for the exploration and/or exploitation and/or production of an oil or gas well or lease.

Play: A group of oil or gas fields or prospects in the same region that are controlled by the same set of geological circumstances.

Production: The phase that occurs after successful exploration and development and during which hydrocarbons are drained from an oil or gas field.

Prospect: A specific geographic area, which based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved reserves: Quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Reservoir: A subsurface, porous, permeable rock formation in which oil and gas are found.

Royalty interest: An ownership interest in the portion of oil, gas and/or minerals produced from a well that is retained by the lessor upon execution of a lease or to one who has acquired possession of the royalty rights, based on a percentage of the gross production from the property free and clear of all costs except taxes.

Seismic: Pertaining to waves of elastic energy, such as that transmitted by P-waves and S-waves, in the frequency range of approximately 1 to 100 Hz. Seismic energy is studied by scientists to interpret the composition, fluid content, extent and geometry of rocks in the subsurface. “Seismic,” used as an adjective, is preferable to “seismics,” although “seismic” is used commonly as a noun.

Shale: A fine-grained sedimentary rock composed of flakes of clay minerals and tiny fragments of other minerals, especially quartz and calcite. Shale is characterized by thin laminate, or parallel layering or bedding less than one centimeter in thickness.

Shut in: Not currently producing.

Working interest: The interest in oil or gas that includes the responsibility for all drilling, developing and operating costs.

Workover: The performance of one or more of a variety of remedial operations on a producing well to try to increase or restore production.

Item 1A. RISK FACTORS.

Risks Relating to Our Business and the Oil and Gas Industry

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history on which to base an evaluation of its business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future operating results will depend on many factors, including:

•	our ability to generate adequate working capital;
•	the successful development and exploration of our properties;
•	market demand for natural gas and oil;
•	the performance level of our competitors;
•	our ability to attract and retain key employees; and
•	our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment, while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our efforts. There is a possibility that some of our wells may never produce oil or natural gas.

We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

Future acquisitions and future drilling/development activity may require additional capital that exceeds our operating cash flow. In addition, our administrative costs (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require cash resources.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we are not succeed in raising additional capital, our resources may be insufficient to fund our planned operations in 2012 or thereafter.

Any additional capital raised through the sale of equity will dilute the ownership percentage of our shareholders. Raising any such capital could also result in a decrease in the nominal fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our limited operating history, the location of our oil and natural gas properties, prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to the Company) and the departure of key employees. Further, if oil or natural gas prices decline, our revenues will likely decrease and such decreased revenues may increase our need for additional capital. If the amount of capital we are able to raise from financing activities, together with revenues from our operations, is not sufficient to satisfy our capital needs (even if we reduce our operations), we may be required to cease operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and financial condition, and we may face challenges if conditions in the financial markets remain challenging. Our ability to access the capital markets may be restricted at a time when we would prefer or be required to raise financing. Such constraints could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could also have a material negative impact on the contractors upon whom we are dependent for drilling our wells, causing them to fail to meet their obligations to us. Additionally, market conditions could have a material negative impact on any crude oil hedging arrangements we may employ in the future if our counterparties are unable to perform their obligations or seek bankruptcy protection.

Our future success is dependent on our acquisition and development of producing and reserve rich properties.

We are in the early stages of the acquisition of our portfolio of leaseholds and other natural resource holdings. We will continue to supplement our current portfolio with additional sites and leaseholds. Our ability to meet our growth and operational objectives will depend on the success of our acquisitions, and there is no assurance that the integration of future assets and leaseholds will be successful.

In addition to acquiring producing properties, we may also grow our business through the acquisition and development of exploratory oil and gas prospects, which is the riskiest method of establishing oil and gas reserves.

In addition to acquiring producing properties, we may acquire, drill and develop exploratory oil and gas prospects that are profitable to produce. Developing exploratory oil and gas properties requires significant capital expenditures and involves a high degree of financial risk. The budgeted costs of drilling, completing, and operating exploratory wells are often exceeded and can increase significantly when drilling costs rise. Drilling may be unsuccessful for many reasons, including title problems, weather, cost overruns, equipment shortages, and mechanical difficulties. Moreover, the successful drilling or completion of an exploratory oil or gas well does not ensure a profit on investment. Exploratory wells bear a much greater risk of loss than development wells. We cannot assure you that our exploration, exploitation and development activities will result in profitable operations. If we are unable to successfully acquire and develop exploratory oil and gas prospects, our results of operations, financial condition and stock price will be materially adversely affected.

Exploratory drilling involves many risks that are outside our control and which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, power outages, sour gas leakage, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests.

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program. Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including: unexpected drilling conditions; pressure or irregularities in formations; equipment failures or accidents; inability to obtain leases on economic terms, where applicable; adverse weather conditions and natural disasters; compliance with governmental requirements; and shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells. Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas. Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to: the results of previous development efforts and the acquisition, review and analysis of data; the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects; the approval of the prospects by other participants, if any, after additional data has been compiled; economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews; our financial resources and results; the availability of leases and permits on reasonable terms for the prospects; and the success of our drilling technology.

Title deficiencies could render our leases worthless, which could have adverse effects on our financial condition or results of operations.

The existence of a material title deficiency can render our lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

To the extent that we succeed in discovering additional oil and/or natural gas reserves, we cannot assure that these reserves will be capable of production levels that are commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future reserves will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into our markets.

Future oil and gas exploration may involve unsuccessful efforts, not only from dry holes, but from wells that are marginally productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, they cannot be totally eliminated and could diminish our revenue and cash flow levels and result in the impairment of our oil and natural gas interests.

Future investment in exploration projects would increase the risks inherent in our oil and gas activities and our drilling operations may not be successful.

We intend to develop a portfolio consisting of a mix of existing production and developmental drilling opportunities. Should we choose at a later date to invest in projects that are more exploratory in nature, those projects would come with greater risks than in acquisitions and developmental drilling. Any particular success in exploration does not assure that we will discover meaningful levels of reserves. There can be no assurance that future exploration activities would be successful. We cannot be sure that an overall drilling success rate or production operations within a particular area will ever come to fruition and, in any event, production rates inevitably decline over time. We may not recover all or any portion of the capital investment in our wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could impact the economic viability of our leasehold interests and properties.

Our future success will depend on the success of our exploration, development, and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decision to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;
•	pressure or irregularities in geological formations;
•	shortages of or delays in obtaining qualified personnel or equipment, including drilling rigs and CO2;
•	equipment failures or accidents; and
•	adverse weather conditions, such as freezing temperatures and storms.

The presence of one or a combination of these factors at our properties could adversely affect our business, financial condition and/or results of operations.

Our current properties do not have any “reserves” and, to the extent that any of our current wells produce oil and/or gas, there is no guarantee that they will continue to do so.

None of our properties currently have any “reserves,” as that term is defined in Rule 4-10(26) of Regulation S-X of the Exchange Act. Although we received revenues of $77,289 from the sale of oil for the 2012 fiscal year, there is no guarantee that any of our wells will continue to produce oil and/or gas in the future, and will likely see a decline or complete end of production of any oil and/or gas.

Our financial condition and results of operations could be negatively impacted as a result of our lack of geographic diversification of our oil and gas interests.

Our business focus is on the oil and gas industry in a limited number of geographic areas, currently in parts of Texas and Wyoming. Larger companies have the ability to manage their risk by geographic diversification. It is our intent to pursue opportunities in other geographic areas as those opportunities present themselves as is discussed above. However, we will continue to have a lack of diversification for the near future. As a result, we could be impacted more acutely by factors affecting our industry in the regions in which we operate than we would if our business were more diversified, thereby enhancing our risk profile. If we do not diversify our operations, our financial condition and results of operations could be negatively impacted.

Investment in developmental drilling and/or recompletion of existing wells in Texas and Wyoming includes significant risk.

There are significant uncertainties as to the future costs and timing of drilling and completing new wells and/or recompleting existing wells. Our drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions;
•	equipment failures or accidents;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs and the delivery of equipment or materials.

Drilling initiatives on the “Overland Trail Project” may not prove successful.

We recently acquired Armada Oil and Gas, along with its interest in the Overland Trail Project, located in Wyoming. Our primary initiative for the Overland Trail Project to identify and exploit resources from potential sandstone reservoirs in the Upper and Lower parts of the Permian-Pennsylvanian age Casper Formation with secondary targets in the Niobrara Formation.

There is no guarantee that our efforts on the Overland Trail Project will ever produce commercial volumes of oil or gas, which could have a material adverse effect upon our results of operations.

We currently hold an option to purchase additional acreage in Wyoming, though we do not currently have sufficient funds to exercise those options.

Pursuant to the Share Exchange Agreement, we assumed a Purchase and Option Agreement between Armada Oil and Gas and TR Energy, through which the Company received leasehold interests in 1,280 acres of land, engineering data, and 2D seismic, as well as an option to purchase leasehold interests to an additional 23,700 acres on or before March 31, 2013, at a purchase price of $1,000 per net acre. We do not currently have sufficient funds to purchase all of the additional acreage from TR Energy and there is no guarantee that it will obtain the necessary funding to exercise its option to purchase the additional acreage.

We currently have commitments to drill certain wells on the property located in the “Overland Trail Project” in order to maintain certain of our leasehold interests.

We must drill a vertical test well by August 1, 2012, to test the Casper formation at a depth of 9,500 feet. On or before 120 days from drilling the first well, we must drill a second test well to a depth of 9,500 feet. Should any delays arise in fulfilling the drilling obligations beyond our control (such as permitting, weather, environmental, etc.), TR Energy and Armada have agreed to extend the committed drilling dates to a mutually agreed upon future date. Total burdens on any of the acreage acquired pursuant to the Purchase and Option Agreement shall not exceed 25% and net revenue will be 75%. In the event any lease is already burdened with a 25% royalty interest, TR Energy shall reserve a 1% overriding royalty interest.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to increase our oil and natural gas reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with our strategic partners and industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are also subject to change and our inability to maintain close working relationships with our strategic partners and other industry participants or continue to acquire suitable properties may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of members of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources which we may use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to adequately maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Because we do not operate all of our properties, we could have limited influence over their development.

Our wells located in Archer and Young counties are currently operated and maintained by Baron. Our lack of control could result in the following:

•	the operator may initiate exploration or development on a faster or slower pace than we prefer;
•	the operator may propose to drill more wells or build more facilities on a project than we have budgeted for or that we deem appropriate, which may mean that we are unable to participate in the project or share in the revenues generated by the project even though we paid our share of the initial exploration costs.

Either of these events could materially reduce the value of our properties.

We must reach agreements with third-parties to supply us with expertise, services and infrastructure necessary to operate our business and the loss of access to this expertise, these services and/or infrastructure cold cause our business to suffer by reducing our revenues and increasing our costs.

We have certain contemplated strategic vendor relationships that will be critical to its strategy. We cannot assure that these relationships can be maintained or obtained on terms favorable to the Company. Our success depends on substantially obtaining relationships with strategic partners, such as banks, accounting firms, legal firms and operational entities. If we are unable to obtain or maintain relationships with strategic partners, our business, prospects, financial condition and results of operations may be materially adversely affected.

We are dependent on certain key personnel.

We are dependent on the services of our Chief Executive Officer, James J. Cerna, Jr. The loss of services of Mr. Cerna could impair our ability to complete acquisitions of producing assets and leaseholds, perform relevant managerial services and maintain key relationships with third-parties, which could have a material adverse effect on our business, financial condition and results of operations.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We currently have two executive officers and a limited number of consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Startups in the oil and gas industry are subject to substantial competition.

The oil and gas industry is highly competitive. Other oil and gas companies may seek to acquire oil and gas leases and other properties and services that we require to operate its business in the planned areas. This competition is increasingly intense as prices of oil and natural gas have risen in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies who may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. If we are unable to compete effectively or respond adequately to competitive pressures, our results of operation and financial condition may be materially adversely affected.

We have no experience in drilling wells in the Niobara Shale Formation.

We have no experience in drilling new development wells in the Niobara Shale Formation. We have limited information with respect to the ultimate recoverable reserves and the production decline rate in the Niobara Shale Formation. In addition, the fracturing of the Niobara Shale Formation may be more extensive and complicated than exploration activities of the geological formations in other areas and may require larger expenditures of funds than expected

We may not be able to determine reserve potential or identify liabilities associated with our current properties or any future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

We have conducted a very limited review of our current properties, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

Drilling wells could result in liabilities, which could endanger our interests in our prospective properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our future revenues or cause substantial losses, impairing our future operating results. We may become subject to liability for pollution, blow-outs or other hazards. We carry insurance with respect to these hazards as appropriate to our activities, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

We do not currently maintain liability insurance to cover liabilities we may incur.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blow-outs, property damage, personal injury or other hazards. Such risks may not, in all circumstances be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by us and/or previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Our prospective drilling contractor or operator may be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and gas exploration and development is subject to substantial regulation under federal, state, local and foreign laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in Wyoming, Texas, and/or other locations in which we operate, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for, and wage rates of, qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

To the extent that we establish reserves, we will be required to replace, maintain or expand our reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as the oil and gas contained in the reserves are produced. Our future oil and gas production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

•	weather conditions in the United States and wherever our property interests are located;
•	economic conditions, including demand for petroleum-based products, in the United States and the rest of the world;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations, both domestic and foreign;
•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the price of foreign imports of oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Estimates of oil and natural gas reserves that we or our consultants make may be inaccurate and our actual revenues may be lower than our financial projections.

We make estimates of oil and natural gas reserves using various assumptions, including assumptions as to oil and natural gas prices, drilling and operating expenses, other capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our reserve estimates relies in part on the ability of our management team, engineers and other advisors to make accurate assumptions. We depend to a significant degree on third-party engineering firms to evaluate our properties.

In addition, economic factors beyond our control such as interest rates and commodity prices will also impact the value of our reserves. The process of estimating oil and natural gas reserves is complex and requires us to use a number of assumptions in the evaluation of available geological, geophysical, engineering and economic data for each property. Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those we estimate. If actual production results vary substantially from our reserve estimates, this could materially reduce our revenues and result in the impairment of our oil and natural gas interests.

Competitive industry conditions may negatively affect our ability to conduct operations.

We operate in the highly competitive areas of oil and gas exploration, development, and production. We compete with other oil and gas companies for the purchase of leases, most of which have materially greater economic resources than we do. These leases include exploration prospects as well as properties with proved reserves. Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill wells and acquire properties;
•	our ability to acquire and analyze seismic, geological and other information relating to a property;
•	our ability to retain the personnel to properly evaluate seismic, geological and other information relating to a property;
•	our ability to obtain pipe, drilling rigs and associated equipment and field personnel in a timely manner and at competitive prices;
•	the location of, and our access to, pipelines and other facilities used to produce and transport oil and gas production;
•	the standards we establish for the minimum projected return on an investment or our capital; and
•	the availability of alternative fuel sources.

Our competitors include major integrated oil companies, independent energy companies, and affiliates of major interstate and intrastate pipelines, many of which possess greater financial, technological and other resources than we do.

Our decision to drill a prospect, whether developmental or exploratory, is subject to a number of factors and we may decide to alter our drilling schedule or not drill at all, which may adversely impact our reserves, if any, and production capability.

We describe our current properties and our plans to explore these properties in this report; whether we ultimately drill or continue to drill a prospect may depend on multiple factors, including, but not limited to, the following:

•	acquisition and utilization of various evaluation technologies;
•	material changes in oil or gas prices;
•	the costs and availability of drilling rigs and equipment;
•	the success or failure of wells drilled in comparable formations or which would use the same production facilities;
•	availability and cost of capital;
•	if warranted, our ability to attract other industry partners to acquire a portion of the working interest to reduce exposure to costs and drilling risks; and
•	decisions of our joint working interest owners, if any.

We are constantly gathering data about our prospects, and it is possible that additional information may cause us to alter our drilling schedule or determine that a prospect should not be pursued at all. You should understand that our plans regarding our prospects are subject to change.

Weather, unexpected subsurface conditions, and other unforeseen hazards may adversely impact our ability to conduct business.

There are many operating hazards in exploring for and producing oil and gas, including:

•	our drilling operations may encounter unexpected formations, pressures, lost circulation and/or other unforeseen conditions which could cause damage to equipment, personal injury or equipment failure;
•	we may experience power outages, evacuation due to adverse weather conditions, labor disruptions, fire and/or equipment failures which could curtail or stop drilling or production; and
•	we could experience blowouts, sour gas leakages or other damages to the productive formations that may require a well to be re-drilled or other corrective action to be taken.

In addition, any of the foregoing may result in environmental damages for which we could be liable. We cannot ensure that we will be able to maintain adequate insurance at rates we consider reasonable to cover our possible losses from operating hazards. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and results of operations.

Our inability to obtain necessary facilities and equipment could hamper our operations.

Oil and natural gas exploration and development activities are dependent on the availability and cost of drilling and related equipment, transportation, power and technical support in the particular areas where these activities will be conducted. To the extent that we conduct our activities in remote areas or “in the water” environments, needed facilities may not be proximate to these areas which will increase our expenses. Demand for limited equipment and facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or both.

Our ability to sell oil and natural gas and/or receive market prices for oil and natural gas may be adversely affected by pipeline and gathering system capacity constraints and various transportation interruptions.

If drilling in the Niobara Shale Formation continues to be successful, the amount of oil and natural gas being produced by us and others could exceed the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in these areas. If that occurs, it will be necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for the Niobara Shale Formation area may not be undertaken for lack of financing. In such event, we might have to shut in one or more of our wells awaiting a pipeline connection or capacity and/or sell oil and natural gas production at significantly lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.

Prices and markets for oil and natural gas are unpredictable and tend to fluctuate significantly, which could reduce profitability, growth and the value of our business.

Oil and natural gas are commodities whose prices are determined based on world demand, supply and other factors, all of which are beyond our control. World prices for oil and natural gas have fluctuated widely in recent years. The average price per barrel of oil was $61.95 in 2009, $79.48 in 2010 and $94.88 in 2011, and the average wellhead price per thousand cubic feet of natural gas was $3.67 in 2009, $4.48 in 2010 and $3.95 in 2011 (source: U.S. Energy Information Administration). We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return from our reserves and on our financial condition generally. Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.

Factors beyond our control affect our ability to market production and our financial results.

The ability to market oil and gas produced from our wells depends upon numerous factors beyond our control. These factors include:

•	the extent of domestic production and imports of oil and gas;
•	the proximity of the gas production to gas pipelines;
•	the availability of pipeline capacity;
•	economic conditions experienced by commodity buyers;
•	the demand for oil and gas by utilities and other end users;
•	pipeline curtailments and/or delays;
•	the availability of alternative fuel sources;
•	the effects of inclement weather;
•	state and federal regulation of oil and gas marketing; and
•	federal regulation of gas sold or transported in interstate commerce.

Additionally, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Also, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially adversely affect our financial performance. Accordingly, we may be unable to market all of the oil or gas that we might produce. In addition, we may be unable to obtain favorable prices of the oil and gas that we might produce.

Certain federal income tax deductions currently available with respect to oil and gas exploration and development may be eliminated as a result of future legislation.

Among the changes contained in the President’s Fiscal Year 2013 budget proposal, released by the White House on February 13, 2012, is the elimination of certain U.S. federal income tax deductions and credits currently available to oil and gas exploration and production companies. Such proposed changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and gas properties; (ii) the elimination of current deductions for intangible drilling and development costs; (iii) the elimination of the deduction for certain U.S. production activities; and (iv) an extension of the amortization period for certain geological and geophysical expenditures. Recently, members of the U.S. Congress have considered similar changes to the existing federal income tax laws that affect oil and gas exploration and production companies. It is unclear, however, whether any such changes will be enacted or, if enacted, how soon such changes would be effective. The passage of any legislation as a result of the budget proposal or any other similar change in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition, results of operations and cash flows.

Risks Relating to Our Common Stock

The value and transferability of shares may be adversely impacted by the limited trading market for our stock on the OTCQB, which is a quotation system, not an issuer listing service, market or exchange. Because buying and selling stock on the OTCQB is not as efficient as buying and selling stock through an exchange, it may be difficult for you to sell your shares or you may not be able to sell your shares for an optimum trading price.

The OTCQB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCQB at the time of the order entry. The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCQB if the common stock or other security must be sold immediately.

The trading price of our common stock historically has been volatile and may not reflect its value.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may be affected by, among other things, the research and reports that securities analysts publish about our business and our company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover our company or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Certain of our current shareholders own in excess of 10% of our issued and outstanding shares of common stock; this ownership interest may preclude other shareholders from influencing significant corporate decisions.

Certain of our current shareholders own in excess of 10% of our issued and outstanding shares of common stock; as a result, these shareholders may be able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and may have significant control over our management and policies. These shareholders’ interests may at times be different from yours. For example, they may support proposals and actions with which you may disagree or which are not in your interests. The concentration of ownership could delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock. In addition, these shareholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and Board of Director proposals that are subject to shareholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions. For detailed information regarding share ownership see the beneficial ownership table included in “Item 12” of this Form 10-K.

Our directors and executive officers control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of June 18, 2012, our directors and executive officers beneficially owned approximately 29% of our outstanding common stock in the aggregate. Our directors and executive officers, in their capacities as stockholders, may have significant influence over our policies and affairs, including the election of future directors. Should they act as a group, they would have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders.

We may compete for the time and efforts of our officers and directors.

Certain of our officers and directors are also officers, directors, and employees of other companies. Except for Mr. Cerna, none of our officers or directors anticipates devoting the majority of their time to our matters. Except for Mr. Cerna and Ms. Rosen, we currently have no consulting or employment agreements with any of our directors imposing any specific condition regarding their continued employment by us.

A new business opportunity may raise potential conflicts of interests between certain of our officers and directors and us.

Certain of our directors are or may become directors and employees of other companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies. In addition, directors may present potential prospects to such other companies rather than presenting the opportunities to us or be affiliated with companies developing technologies which may compete with our technologies. Although we have established any mechanisms regarding the resolution of any such conflict if it were to arise; accordingly, there is no assurance that any such conflict will be resolved in a manner that would not be adverse to our interest.

We have a large number of restricted shares outstanding, a portion of which may be sold under Rule 144 which may reduce the market price of our shares.

Of the 20,294,631 shares of our common stock issued and outstanding as of June 18, 2012, a total of 14,964,954 shares are deemed “restricted securities,” within the meaning of Rule 144. Absent registration under the Securities Act, the sale of such shares is subject to Rule 144, as promulgated under the Securities Act.

Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for a minimum holding period will not immediately apply to our common stock because we were at one time designated as a “shell company.” Pursuant to Rule 144(i), securities issued by a current or former “shell company” that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 Information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file “Form 10 Information” has been satisfied by the filing of a Current Report on Form 8-K on September 28, 2011. Because, as a former “shell company,” the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on certificates cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

The possibility that substantial amounts of our common stock may be sold under Rule 144 into the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital in the future through the sale of equity securities.

The resale of shares covered by a registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

We have agreed, at our expense, to prepare and file a registration statement with the SEC registering the resale of up to 13,109,570 shares of our common stock and warrants issued in connection with the 2011 Private Placement and the Share Exchange Agreement. Once effective, the registration statement will permit the resale of these shares at any time. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for our stockholders to sell shares of our common stock at times and prices that they feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to a registration statement, selling stockholders will continue to offer shares covered by such registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

There are options to purchase shares of our common stock currently outstanding.

As of June 18, 2012, we have options outstanding to purchase an aggregate of 164,000 shares of our common stock to various persons and entities. The exercise prices of these options range from $1.45 to $4.15. If issued, the shares underlying these options would increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing shareholders.

There are warrants to purchase shares of our common stock issued which, if exercised, may obligate us to issue a significant number of shares of our common stock at prices below the market price for our common stock, which may cause significant dilution to our existing shareholders.

As of June 18, 2012, there were a total of 6,214,785 warrants issued and outstanding which, if exercised, would obligate us to issue an equal number of shares of our common stock to the holders of those warrants. The warrants are comprised of: (a) 1,174,785 Series A Warrants exercisable at a price of $1.25 per share at various dates through December 14, 2013; (b) 2,520,000 Series B Warrants exercisable at a price of $2.00 per share through March 30, 2017; and (c) 2,520,000 Series C Warrants exercisable at a price of $3.00 per share through March 30, 2019. The exercise price of the warrants may be substantially lower than the quoted price for our common stock at the time of exercise. To the extent that we do issue any shares of common stock upon the exercise of any of the warrants, such issuance may cause significant dilution to our existing shareholders.

We have the ability to issue additional shares of our common stock without asking for shareholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorize our Board to issue up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. The power of the Board to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to shareholder approval. Accordingly, any time the Board determines that it is in the best interests of the corporation to issue shares of its common stock, your investment will be diluted.

We may issue preferred stock which may have greater rights than our common stock.

Our Articles of Incorporation authorize our Board to issue up to 1,000,000 shares of preferred stock. Currently no preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing them to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

Our common stock is a “penny stock,” and because “penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Our common stock is a “penny stock” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment.

Investor relations activities, nominal “float” and supply and demand factors may affect the price of our stock.

We expect to utilize various techniques such as non-deal road shows and investor relations campaigns in order to create investor awareness of the Company. These campaigns may include personal, video and telephone conferences with investors and prospective investors in which our business practices are described. We may provide compensation to investor relations firms and pay for newsletters, websites, mailings and email campaigns that are produced by third-parties based upon publicly-available information concerning the Company. We will not be responsible for the content of analyst reports and other writings and communications by investor relations firms, or from other publicly available information, not authorized by the Company. We do not intend to review or approve the content of such analysts’ reports or other materials based upon analysts’ own research or methods. Investor relations firms should generally disclose when they are compensated for their efforts, but whether such disclosure is made or complete is not under our control. In addition, investors in the Company may be willing, from time to time, to encourage investor awareness through similar activities. Investor awareness activities may also be suspended or discontinued which may impact the trading market our common stock.

The SEC and FINRA enforce various statutes and regulations intended to prevent manipulative or deceptive devices in connection with the purchase or sale of any security and carefully scrutinize trading patterns and company news and other communications for false or misleading information, particularly in cases where the hallmarks of “pump and dump” activities may exist, such as rapid share price increases or decreases. We and our stockholders may be subjected to enhanced regulatory scrutiny and the limited trading markets in which our shares may be offered or sold which have often been associated with improper activities concerning penny-stocks, such as the OTC Bulletin Board, the OTCQB or Pink Sheets. Securities regulators have often cited thinly-traded markets, small numbers of holders, and awareness campaigns as components of their claims of price manipulation and other violations of law when combined with manipulative trading, such as wash sales, matched orders or other manipulative trading timed to coincide with false or touting press releases. There can be no assurance that the Company’s or third-parties’ activities, or the small number of potential sellers or small percentage of stock in the “float,” or determinations by purchasers or holders as to when or under what circumstances or at what prices they may be willing to buy or sell stock will not artificially impact (or would be claimed by regulators to have affected) the normal supply and demand factors that determine the price of the stock.

Item 2. Properties

Office Leases

Our corporate office is at 10777 Westheimer Road, Suite 1100, Houston, Texas, 77042. We have a one year lease, which began on September 9, 2011, for which we are paying $59 per month plus tax and variable charges. Pursuant to the lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service. The lease automatically renews for successive periods equal to the current term but no less than three months until brought to an end by us or the lessor. We may terminate the lease at the end of the lease term or at the end of any extension or renewal period, by giving at least three months written notice.

We maintained an office at 1200 G Street, NW, Suite 800, Washington, District of Columbia 20005 under a one year lease, which began on August 1, 2011, at a rate of $219 per month plus tax and variable charges. Pursuant to the lease terms, we are provided with a bundle of services, including, but not limited to, reception, phone and mail service. The lease was automatically renewed on April 30, 2012, and will be transferred to our subsidiary, Armada Oil and Gas, for use as its operational head quarters at 10777 Westheimer Road, Suite 1100, Houston, Texas, 77042. All other terms of the lease remain the same.

Until May 31, 2012, we maintained an office at 2000 Town Center, Suite 1900, Southfield, Michigan, 48075, which was utilized by our former Chief Financial Officer (“CFO”), Mr. Dang. Mr. Dang resigned as CFO and a director, effective May 1, 2012. The rent for the office in Southfield, Michigan was $715 per month until November 1, 2011, at which time it was reduced to $660 per month, plus tax and variable charges.

Effective July 29, 2011, the Company began to lease an office in San Carlos, California. The initial term of the rental agreement was May 15, 2010 through May 31, 2011. After the initial term, the lease became month-to-month and may be terminated or modified by providing 30 days written notice to either party. The monthly rent is $930.

Oil and Gas Properties

On July 29, 2011, we acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas.

On July 29, 2011, we acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas. The property acquired is subject to an operating agreement with Baron, pursuant to which we receive a 75% non-operated working interest and a 60.9375% net revenue interest in the leases; Baron receives a 25% operated working interest and a 20.3125% net revenue interest in the leases. The wells are currently, and will remain, operated by Baron.

On September 16, 2011, we acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas. The property acquired is subject to an operating agreement with Baron, pursuant to which we receive an 80% non-operated working interest and a 60.8% net revenue interest in the leases; Baron receives a 20% operated working interest and a 15.2% net revenue interest in the leases. Additionally, Baron was given a six-month option to purchase from the Company a 20% non-operated working interest and a 15.2% net royalty interest under the same pro-rata terms and conditions as the original price. This option expired unexercised on March 16, 2012. The wells are currently, and will remain, operated by Baron.

On March 30, 2012, pursuant to the Share Exchange Agreement, the Company assumed a Purchase and Option Agreement between Armada Oil and Gas and TR Energy, through which we received leasehold interests in 1,280 acres of land, engineering data, and 2D seismic, as well as an option to purchase leasehold interests to an additional 23,700 acres on or before March 31, 2013 at a purchase price of $1,000 per net acre. We must drill a vertical test well by August 1, 2012 to test the Casper formation at a depth of 9,500 feet. On or before 120 days from drilling the first well, we must drill a second test well to a depth of 9,500 feet. Should any delays arise in fulfilling the drilling obligations beyond our control (such as permitting, weather, environmental, etc.), TR Energy and the Company have agreed to extend the committed drilling dates to a mutually agreed upon future date. Total burdens on any of the acreage acquired pursuant to the Purchase and Option Agreement shall not exceed 25% and net revenue will be 75%. In the event any lease is already burdened with a 25% royalty interest, TR Energy shall reserve a 1% overriding royalty interest.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective May 7, 2012, we changed our name from “NDB Energy, Inc.” to “Armada Oil, Inc.” In conjunction with the name change, our stock symbol on the OTC Markets Group Inc. OTCQBTM tier (the “OTCQB”) was changed from “NDBE” to “AOIL.”

The following table sets forth the high and low bid prices for our common stock for each quarter during the past two fiscal years as quoted on the OTCQB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Fiscal Year Ended March 31, 2012	High	Low
First Quarter 2012 (April 1 – June 30, 2011)	$ 1.02	$ 0.06
Second Quarter 2012 (July 1 – September 30, 2011)	$ 1.60	$ 0.65
Third Quarter 2012 (October 1 – December 31, 2011)	$ 0.90	$ 0.61
Fourth Quarter 2012 (January 1 – March 31, 2012)	$ 1.80	$ 0.65

Fiscal Year Ended March 31, 2011	High	Low
First Quarter 2011 (April 1 – June 30, 2010)	$0.18	$0.10
Second Quarter 2011 (July 1 – September 30, 2010)	$0.12	$0.05
Third Quarter 2011 (October 1 – December 31, 2010)	$0.16	$0.06
Fourth Quarter 2011 (January 1 – March 31, 2011)	$0.19	$0.10

On June 18, 2012, the closing price of our common stock was $1.34 per share.

As of June 18, 2012, there were approximately 73 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name,” or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

Transfer Agent

Our transfer agent is Broadridge Corporate Issuer Solutions, Inc., having an office at 1717 Arch Street, Suite 1300, Philadelphia, PA 19103.

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

Key events that occurred during the fiscal year ended March 31, 2012:

Effective July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna and Acqua Ventures, Inc., pursuant to which we acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas for total compensation of 1,800,000 shares of our common stock.

Also, effective July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which we acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total cash compensation of $128,500. Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc, an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, pursuant to which we receive a 75% non-operated working interest and a 60.9375% net revenue interest in the leases; Baron receives a 25% operated working interest and a 20.3125% net revenue interest in the leases. The wells are currently, and will remain, operated by Baron.

Effective July 29, 2011, we entered into an at-will employment agreement with Mr. Cerna, pursuant to which Mr. Cerna was appointed to be the Company’s President and CEO. At that time, Mr. Dang resigned as President and CEO.

Effective September 16, 2011, we entered into an Acquisition Agreement with Baron, pursuant to which we acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas for $125,000. Pursuant to the terms of the AC AA, we receive an 80% non-operated working interest and a 60.8% net revenue interest in the leases; Baron receives a 20% operated working interest and a 15.2% net revenue interest in the leases; and other third parties receive a 24% net revenue interest in the leases. Additionally, Baron was given a six-month option to purchase from the Company a 20% non-operated working interest and a 15.2% net royalty interest under the same pro-rata terms and conditions as the original price. This option expired unexercised on March 16, 2012. The wells are currently, and will remain, operated by Baron.

On March 30, 2012, we completed the acquisition of Armada Oil, Inc. through the Share Exchange Agreement with the Armada Oil and Gas Stockholders. Effective May 4, 2012, we filed a Certificate of Amendment to change Armada Oil, Inc.’s name to Armada Oil and Gas, Inc. Pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants with the Company in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share and 2,520,000 Series C Warrants allowing the Armada Oil and Gas stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share.

The Series C Warrants may not be exercised unless and until the Company informs the holder that the aggregate number of shares of common stock issuable upon exercise of all of the Series C Warrants, along with all other warrants issued by the Company pursuant to the Share Exchange Agreement, together with the shares of the Company’s common stock issued to the Armada Oil and Gas Stockholders pursuant to the Share Exchange Agreement, will not constitute more than 49.9% of the Company’s total number of shares of common stock issued and outstanding at the time of exercise. Upon completion of the Share Exchange Agreement, the Armada Oil and Gas Stockholders owned approximately 43.7% of the Company’s then issued and outstanding shares of common stock.

The acquisition of Armada Oil and Gas was accounted for using the purchase method of accounting. The consolidated financial statements are those of Armada Oil, Inc. (formerly NDB Energy, Inc.) and its subsidiaries. There was no operating activity for Armada Oil and Gas between the March 30, 2012 acquisition date and the Company’s March 31, 2012 fiscal year end.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our exploration and production efforts and the infusion of additional capital. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Years Ended March 31, 2012 and 2011

Oil Sales

Oil production for the years ended March 31, 2012 and 2011, was 964 barrels and 0 barrels, respectively, generating revenue of $77,289 in fiscal 2012 only, for an average price per barrel of $80.18. We did not own any oil and gas producing properties until the July 29, 2011 purchase of the YC Property and the September 16, 2011 purchase of the AC property. As such, we did not have any oil related sales prior to that time.

Operating Expenses

Below is a summary of our operating expenses for the years ended March 31, 2012 and 2011:

	Year Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Operating expenses
Professional fees	$196,248	$83,112	$113,136
Lease operating expenses	145,450	-	145,450
Salaries and benefits	137,872	10,002	127,870
Director and management fees	57,725	53,338	4,387
Public and investor relations	7,352	5,170	2,182
Other operating expenses	66,864	31,539	35,325
Total operating expenses	$611,511	$183,161	$428,350

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees for the years ended March 31, 2012 and 2011 were $196,248 and $83,112, respectively. The increase of $113,136 was substantially due to an increase in legal fees of approximately $87,800, related to our 2011 name change, the reverse stock split, the changes in our management team and board of directors, the acquisition of oil and gas leases to properties in Archer, Young, and Gonzales Counties, and the Share Exchange Agreement. Also contributing to the increase in professional fees was an increase in accounting fees of approximately $12,800 and SEC filing fees of approximately $9,200 related to the aforementioned transactions and the filing of a Post-effective Amendment to Form S-1.

Lease Operating Expenses

Lease operating expenses for the year ended March 31, 2012 and 2011 were $145,450 and $0, respectively. During the year ended March 31, 2012, we conducted repairs on, and further developed both the YC Property and the AC Property, including performing acid jobs on many of the injection wells in order to increase production.

Salaries and Benefits

Salaries and benefits for the years ended March 31, 2012 and 2011 were $137,872 and $10,002, respectively. Fiscal 2012 costs represent eight months of salary, related payroll taxes, and health benefits, for Mr. Cerna, who was appointed to the positions of President and CEO, effective July 29, 2011. Salaries and benefits for the year ended March 31, 2011 represents amounts paid to Mr. Charles Bell, a former executive and director, who resigned from our board and all executive officer positions effective August 27, 2010.

Director and Management Fees

Director and management fees for the years ended March 31, 2012 and 2011 were $57,725 and $53,338, respectively. The increase of $4,387 is substantially due to an increase of $34,900 in management fees incurred for services provided by Mr. Dang, our former President, CEO, and CFO. As a result of the increased level of financial activity related to our acquisition of property in Texas, Mr. Dang’s monthly compensation was increased from $1,700 to $5,000 per month, effective August 1, 2011. Offsetting this increase is a decrease in directors’ fees of $6,712 and a reversal of stock-based compensation expense of $16,182 due to the forfeiture of stock options upon the resignation of Ms. Joanne Lustre from our Board of Directors on July 29, 2011.

Public and Investor Relations

Public and investor relations costs represent fees paid to publicize our business within the industry and investor community with the purpose of increasing company recognition and branding and to provide shareholder communications. We utilize various third parties to manage our public and investor relations activities.

Public and investor relations expenses for the years ended March 31, 2012 and 2011 were $7,352 and $5,170, respectively. The increase of $2,182 is substantially due to press releases announcing the appointment of Mr. Cerna to the positions of President and CEO and the acquisition of oil and gas leases in Texas.

Other Operating Expenses

Other operating expenses include travel and entertainment, rent, telephone, office supplies, postage and printing, information technology related fees, and other administrative costs.

Other operating expenses for the years ended March 31, 2012 and 2011, were $66,864 and $31,539, respectively. The increase of $35,325 is primarily due to an increase in rent of approximately $9,300 for new office space we began utilizing in Texas and California, an increase in expense related to a new director and officer insurance policy of approximately $7,000, and an increase in travel and entertainment expense of approximately $4,000 related to the Texas properties and the 2011 Private Placement (defined herein).

Net Loss

As a result of the foregoing, net loss for the twelve months ended March 31, 2012 was $534,222, compared to a net loss of $183,666 for the twelve months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had a retained deficit of $3,621,938. At March 31, 2012, we had cash and cash equivalents of $982,323 compared to $724,558 at March 31, 2011. Our cash and cash equivalents are held in bank deposit accounts. At March 31, 2012, we had no outstanding debt.

In October 2011, the Company entered into a self directed placement (the “2011 Private Placement”) consisting of the sale of 2,500,000 units (the “Units”) at a price of $0.60 per Unit. Each Unit consisted of one share of the Company’s common stock and one Series A Common Stock Purchase Warrant (the “Series A Warrants”) to purchase a share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011 at which time the Company raised $704,870 and issued 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

Since inception, we have financed our operations primarily from the funds raised in the 2011 Private Placement, $2,400,000 raised pursuant to a private placement completed in April 2008, and $730,000 received from the exercise of warrants in fiscal 2009.

Net cash used in operating activities was $533,675 for the year ended March 31, 2012, compared to net cash used in operating activities of $188,502 for the prior year. The increase in cash used in operating activities of $345,173 was substantially due to the increased net loss of $534,222 in fiscal 2012 compared to a net loss of $183,666 in fiscal 2011. Net cash used was also increased by the reversal of stock-based compensation and an increase in prepaid expenses, offset in part by an increase in accounts payable.

Net cash provided by investing activities was $86,570 for the year ended March 31, 2012, compared to net cash used in investing activities of $0 for the prior year. During fiscal 2012, we received cash of $378,436 upon the acquisition of Armada Oil and Gas, offset by payments made for the acquisitions of the oil and gas leases in Archer and Young Counties, for which we paid $125,000 and $128,500, respectively. In addition, we incurred $38,366 in development costs related to the Young County leases.

Net cash provided by financing activities was $704,870 for the year ended March 31, 2012, compared to net cash provided by financing activities of $0 for the prior year. During the year ended March 31, 2012, we raised $704,870 in the 2011 Private Placement.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations, and financial condition to suffer.

In their report dated June 27, 2012, our independent registered public accounting firm stated that our financial statements for the year ended March 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue due to our net losses and negative cash flows from operations, and our need for additional financing to fund future operations. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including the sale of our securities or loans from financial institutions. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company.

Other Contractual Obligations

At March 31, 2012, our contractual obligations consisted of future minimum lease payments of $6,108 pursuant to our corporate office leases in Houston, TX, Southfield, Michigan, and San Carlos, California. In addition, we have future minimum payments of $70,275 due over the next twelve months pursuant to contractual agreements with third parties for public and investor relations services, legal services, and SEC related filing services.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Armada Oil, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Armada Oil, Inc. (formerly NDB Energy, Inc.) and Subsidiary ("the Company") (an exploration stage company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from November 6, 1998 (inception) to March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armada Oil, Inc. and Subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, and for the cumulative period from November 6, 1998 (inception) to March 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported negative cash flows from operating activities and has a substantial accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

June 27, 2012

ARMADA OIL, INC.
(Formerly "NDB Energy, Inc.")
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND 2011
(Expressed in U.S. Dollars)

	March 31,	March 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$982,323	$724,558
Accounts receivable	8,954	-
Prepaid expenses and other current assets	26,958	10,037
Total current assets	1,018,235	734,595

Unproven oil and gas properties	26,130,404	-

Total assets	$27,148,639	$734,595

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,421	$8,018
Total current liabilities	58,421	8,018

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and 2011	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 11,424,631 and 8,449,846 shares issued and outstanding at March 31, 2012 and 2011, respectively	11,425	8,450
Common stock issuable: 8,870,000 and 0 shares at March 31, 2012 and 2011	8,870	-
Additional paid-in capital	30,691,861	3,805,843
Deficit accumulated during the exploration stage	(3,621,938)	(3,087,716)

Total stockholders' equity	27,090,218	726,577

Total liabilities and stockholders' equity	$27,148,639	$734,595

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.
(Formerly "NDB Energy, Inc.")
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2012
(Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998) to
	March 31,		March 31,
	2012	2011	2012

Revenue
Oil sales	$77,289	$-	$77,289

Operating expenses
Professional fees	196,248	83,112	820,791
Lease operating expenses	145,450	-	145,450
Salaries and benefits	137,872	10,002	1,350,651
Director and management fees, net of the reversal of stock-based compensation expense	57,725	53,338	409,615
Public and investor relations	7,352	5,170	818,414
Research and development	-	-	255,498
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	66,864	31,539	438,282
Total operating expenses	611,511	183,161	4,398,751

Operating loss	(534,222)	(183,161)	(4,321,462)

Other income (expense)
Interest income	-	-	34,713
Interest expense	-	-	(77,480)
Change in fair value of warrant liability	-	-	65,635
Loss on disposal of fixed assets	-	-	(9,800)
Foreign exchange gain (loss)	-	(505)	2,424
Total other income (expense)	-	(505)	15,492

Net loss	$(534,222)	$(183,666)	$(4,305,970)

Net loss per common share - basic and diluted	$(0.05)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	10,126,921	8,449,846

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.
(Formerly "NDB Energy, Inc.")
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2012
(Expressed in U.S. Dollars)
(Unaudited)

						Deficit Accumulated
						During the	Total
	Common Stock		Common Stock Issuable		Additional	Exploration	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	-	$-	$-	$-	$-

Common stock issued at $0.00125 per share
to a related party for management services	4,000,000	4,000	-	-	1,000	-	5,000

Common stock issued for cash at $0.3125 per
share during fiscal year ended March 31, 1999	272,000	272	-	-	84,728	-	85,000

Net loss, inception (November 6, 1998)
to March 31, 1999	-	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	4,272,000	4,272	-	-	85,728	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	4,272,000	4,272	-	-	85,728	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	4,272,000	4,272	-	-	85,728	(195,448)	(105,448)

Common stock issued for cash at $0.125 per
share, October 17, 2001	2,000,000	2,000	-	-	248,000	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	6,272,000	6,272	-	-	333,728	(339,989)	11

Common stock issued to a related
party for services rendered at $0.10 per
share, August 5, 2002	480,500	481	-	-	47,569	-	48,050

Common stock issued to a related
party for services rendered at $0.10 per
share, August 5, 2002	240,000	240	-	-	23,760	-	24,000

Cancellation of previously issued
common stock, February 4, 2003	(240,000)	(240)	-	-	(23,760)	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	6,752,500	6,753	-	-	381,297	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	6,752,500	6,753	-	-	381,297	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2005	6,752,500	6,753	-	-	381,297	(619,548)	(231,498)

Common stock issued upon exercise of
warrants, at $0.25 per share, June 9, 2005
and June 30, 2005	624,000	624	-	-	155,376	-	156,000

Common stock issued upon exercise of
stock option, at $0.65 per share,
October 7, 2005	10,000	10	-	-	6,490	-	6,500

Stock-based compensation expense	-	-	-	-	785,536	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	7,386,500	7,387	-	-	1,328,699	(1,461,703)	(125,617)

Stock-based compensation expense	-	-	-	-	54,443	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	7,386,500	7,387	-	-	1,383,142	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	7,386,500	7,387	-	1,259,000	1,383,142	(2,098,499)	551,030

Common stock and warrants issued for cash
and placement fees in April 2008	820,002	820	-	(1,259,000)	2,399,180	-	1,141,000

Stock-based compensation expense	-	-	-	-	12,235	-	12,235

Common stock issued upon exercise of
warrants, at $3.00 per share in May 2008	243,335	243	-	-	729,757	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	-	-	4,524,314	(3,326,324)	1,206,440

Stock-based compensation expense	-	-	-	-	19,758	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(749,667)	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	-	-	3,794,405	(2,904,050)	898,805

Stock-based compensation expense	-	-	-	-	11,438	-	11,438

Net loss, year ended March 31, 2011	-	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	-	-	3,805,843	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	9	-	-	-	-	-	-

Stock-based compensation expense	-	-	-	-	3,819	-	3,819

Reversal of stock-based compensation expense	-	-	-	-	(16,182)	-	(16,182)

Common stock issued for purchase of oil and gas lease on July 29, 2011	1,800,000	1,800	-	-	1,816,200	-	1,818,000

Common stock and warrants issued for cash in October - December 2011	1,174,785	1,175	-	-	703,695	-	704,870

Common stock and warrants issued for acquisition of subsidiary on March 30, 2012	-	-	8,870,000	8,870	24,378,486	-	24,387,356

Net loss, year ended March 31, 2012	-	-	-	-	-	(534,222)	(534,222)

Balance, March 31, 2012	11,424,631	$11,425	8,870,000	$8,870	$30,691,861	$(3,621,938)	$27,090,218

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.
(Formerly "NDB Energy, Inc.")
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FROM INCEPTION (NOVEMBER 6, 1998) TO MARCH 31, 2012
(Expressed in U.S. Dollars)

			From Inception
	Year Ended		(November 6, 1998) to
	March 31,		March 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(534,222)	$(183,666)	$(4,305,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	-	(65,635)
Stock-based compensation expense	3,819	11,438	887,229
Reversal of stock-based compensation expense	(16,182)	-	(16,182)
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Increase in accounts receivable	(8,954)	-	(8,954)
Increase in prepaid expenses and other current assets	(16,921)	(10,037)	(26,958)
Increase in accounts payable	38,785	(6,237)	46,803
Net cash used in operating activities	(533,675)	(188,502)	(3,308,549)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Cash received in acquisition of subsidiary	378,436	-	378,436
Purchase of oil, gas and mineral leases	(253,500)	-	(365,500)
Development costs related to oil and gas leases	(38,366)	-	(38,366)
Net cash provided by (used in) investing activities	86,570	-	(41,498)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	704,870	-	4,332,370
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	704,870	-	4,332,370

Increase (decrease) in cash and cash equivalents	257,765	(188,502)	982,323

Cash and cash equivalents at beginning of period	724,558	913,060	-

Cash and cash equivalents at end of period	$982,323	$724,558	$982,323

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000
Issuance of common stock for purchase of oil and gas lease on July 29, 2011	$1,818,000	$-	$1,818,000
Issuance of common stock and warrants for acquisition of subsidiary on March 30, 2012	$24,387,356	$-	$24,387,356

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Note 1. Organization and Description of Business

Armada Oil, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.,” On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, the Company amended its Articles of Incorporation to change its name to NDB Energy, Inc. On May 7, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Armada Oil, Inc.

Reverse Stock Split

On June 12, 2011, the Company’s shareholders, pursuant to a written consent in lieu of a special meeting signed by the shareholders owning a majority of the Company’s issued and outstanding shares, authorized the Company’s officers to file the necessary documentation with the Secretary of State of Nevada to effect a one-for-five reverse stock split with all fractional shares being rounded up to the nearest whole share (the “Reverse Split”). The record date for the Reverse Split was set as of one business day prior to the effective date and the effective date for the Reverse Split was set for June 27, 2011, subject to regulatory approval.

The Reverse Split was declared effective by the Financial Industry Regulatory Authority (“FINRA”) on June 29, 2011. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

Acquisitions

Effective July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. James J. Cerna, Jr. (“Mr. Cerna”) and Acqua Ventures, Inc., pursuant to which the Company acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas (“GC Property”) for total compensation of 1,800,000 shares of the Company’s common stock (the “GC APA”).

Also, effective July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas (“YC Property”) for total cash compensation of $128,500 (the “YC APA”). Pursuant to the YC APA, the property acquired is subject to an operating agreement with Baron Energy, Inc. (“Baron”), an independent oil and gas production, exploitation, and exploration company headquartered in New Braunfels, Texas, pursuant to which the Company receives a 75% non-operated working interest and a 60.9375% net revenue interest in the leases; Baron receives a 25% operated working interest and a 20.3125% net revenue interest in the leases. The wells are currently, and will remain, operated by Baron.

Effective July 29, 2011, the Company entered into an at-will employment agreement with Mr. Cerna, pursuant to which Mr. Cerna was appointed to be the Company’s President and Chief Executive Officer (“CEO”). At that time, Mr. Dang resigned as President and CEO.

Effective September 16, 2011, the Company entered into an Acquisition Agreement with Baron, pursuant to which it acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas (“AC Property”) for $125,000 (the “AC AA”). Pursuant to the terms of the AC AA, the Company received an 80% non-operated working interest and a 60.8% net revenue interest in the leases; Baron receives a 20% operated working interest and a 15.2% net revenue interest in the leases. Additionally, Baron was given a six-month option to purchase from the Company a 20% non-operated working interest and a 15.2% net royalty interest under the same pro-rata terms and conditions as the original price. This option expired unexercised on March 16, 2012. The wells are currently, and will remain, operated by Baron.

On March 30, 2012, the Company completed the acquisition of Armada Oil, Inc., a corporation organized under the laws of the State of Nevada, through a share exchange agreement (the “Share Exchange Agreement”) with Armada Oil, Inc. and its stockholders (the “Armada Oil and Gas Stockholders”). Effective May 4, 2012, the Company filed a Certificate of Amendment to change Armada Oil, Inc.’s name to Armada Oil and Gas, Inc. Pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants with the Company in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share and 2,520,000 Series C Warrants allowing the Armada Oil and Gas stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share.

The Company, based in Houston, Texas, is an independent oil and gas company focusing on discovering, acquiring and developing multiple objective onshore oil and natural gas resources in prolific and productive geological formations in North America. Through its wholly owned subsidiary, Armada Oil and Gas, the Company plans to pursue projects located in Southern Wyoming. Armada Oil and Gas holds interests in Carbon County, Wyoming that include leasehold interests in 1,280 acres, and an option to acquire leasehold interests to an additional 23,700 acres, in the Niobrara and Casper formation project near existing infrastructure, which includes oil and natural gas pipelines, oil refineries and gas processing plants as well as various productive oil and natural gas fields. The Company also intends to pursue exploration and development projects in Texas.

Note 2. Going Concern Uncertainties

The Company is an exploration stage company with only a limited operating history on which to base an evaluation of its current business and future prospects. As of March 31, 2012, the Company had a retained deficit of $3,621,938 and, for the year ended March 31, 2012, reported negative cash flows from operating activities. The Company has only begun engaging in the oil and gas exploration and development business and it does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of the Company’s business is unproven. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. The Company’s ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources, including the sale of its securities or loans from financial institutions. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owed subsidiaries, International Energy Corp., e.Deal Enterprises Corp, and Armada Oil and Gas. Only Armada Oil and Gas is currently an active operating entity. All significant intercompany transactions and accounts have been eliminated in consolidation.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals related to oil and gas sales and expenses; estimates used in determining oil and gas reserves, the carrying value of oil and gas properties and the impairment, if any, of such oil and gas properties; and assumptions used in the fair value of stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. Currently the Company has amounts deposited with financial institutions in excess of federally insured limits.

Accounts Receivable

Accounts receivable represents that portion of the Company’s net revenue interest in its oil and gas leases that has not been collected at the end of each period presented. To date, management has determined that no allowance for doubtful accounts is necessary since lease operating expenses have exceeded net revenue. At March 31, 2012, the Company has a payable recorded on its consolidated balance sheet due to the operator of the oil wells that exceeds the accounts receivable balance due from the same operator.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, all costs associated with the acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has not yet obtained reserve studies with estimated proven reserves. Management is assessing geographic and production data to determine the need for reserves studies.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. Accordingly, as of March 31, 2012, no amortization of capitalized costs of oil and gas properties was recorded. Further, based on a recent engineering report prepared with respect to the leasehold interests in 1,280 acres recently acquired in Wyoming and the relatively recent acquisitions in Texas, management has determined that no impairment currently exists.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. As noted above, the Company has not yet obtained reserve reports.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of March 31, 2012, the Company does not have an ARO.

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

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. See Note 6. Fair Value Measurements.

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 9. Stock Options and Note 10. Warrants.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2012 and 2011, the Company has not recorded any unrecognized tax benefits.

Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively. See Note 12. Income Taxes.

Segment Reporting

The Company’s business currently operates in one segment.

Net Loss Per Share

The computation of basic net loss per share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants. See Note 4. Net Loss Per Share.

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

Note 4. Net Loss Per Share

During the years ended March 31, 2012 and 2011, the Company recorded a net loss. As such, the inclusion of shares of common stock to be issued from the exercise of stock options and warrants would be anti-dilutive and basic and diluted net loss per share is the same for those periods. There were 14,000 stock options excluded from the computation of diluted net loss per share for the year ended March 31, 2012 with a weighted-average exercise price of $2.61 per share. Also excluded from the computation were Series A Warrants, Series B Warrants, and Series C Warrants to acquire 1,174,785, 2,520,000, and 2,520,000 shares of common stock, respectively, with weighted-average exercise prices of $1.25, $2.00, and $3.00 per share, respectively. Excluded from the computation of diluted net loss per share for the year ended March 31, 2011 were stock options to acquire 20,000 shares of common stock with a weighted-average exercise price of $3.08 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended March 31, 2012 and 2011:

	Year Ended
	March 31,
	2012	2011
Numerator - net loss	$(534,222)	$(183,666)

Denominator - weighted average number
of common shares outstanding - basic and diluted	10,126,921	8,449,846

Basic and diluted net loss per common share	$(0.05)	$(0.02)

Note 5. Oil and Gas Properties

Following is the aggregate amount of capitalized costs relating to oil and gas producing activities and the aggregate amount of related accumulated depreciation, depletion, and amortization at March 31, 2012 and March 31, 2011:

	March 31,	March 31,
	2012	2011
Unproven oil and gas properties	$26,092,038	$-
Development costs	38,366	-
	26,130,404	-
Impairment and depletion, depreciation and amortization	-	-
Oil and gas properties, net	$26,130,404	$-

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

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. Accordingly, as of March 31, 2012, no amortization of capitalized costs of oil and gas properties was recorded. Properties which are not being amortized are assessed quarterly, on a property-by-property basis, to determine whether they are recorded at the lower of cost or fair value. Based on a recent engineering report prepared with respect to the leasehold interests in 1,280 acres recently acquired in Wyoming and the relatively recent acquisitions in Texas, management has determined that no impairment currently exists.

Gonzales County, Texas Property (“GC Property”)

Unproven oil and gas properties at March 31, 2012 includes the estimated fair value of the GC APA on July 29, 2011, the date of acquisition, whereby, the Company issued 1,800,000 shares of its common stock to acquire the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas. The closing price of the Company’s common stock on July 29, 2011 (as quoted on the OTC Markets Group Inc. OTCQBTM tier), was $1.01 per share, resulting in an estimated fair value of $1,818,000 on the date of acquisition.

Young County, Texas Property (“YC Property”)

Unproven oil and gas properties at March 31, 2012 includes the estimated fair value of the YC APA on the date of acquisition. Effective July 29, 2011, the Company entered into the YC APA, whereby it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total cash compensation of $128,500.

Archer County, Texas Property (“AC Property”)

Unproven oil and gas properties at March 31, 2012 includes the estimated fair value of the AC AA on the date of acquisition. Effective September 16, 2011, the Company entered into the AC AA, whereby it acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas for $125,000.

During the quarter ended March 31, 2012, the Company conducted repairs on, and further developed, both the YC Property and the AC Property, including performing acid jobs on all the wells, to increase the volume of fluids in the injection wells in an attempt to increase production. During the second half of 2012, the Company plans to continue its efforts to increase production of the wells. There is no guarantee that any efforts the Company undertakes will prove to be effective.

Armada Oil and Gas

On March 30, 2012, the Company completed the acquisition of Armada Oil and Gas and assumed a Purchase and Option Agreement between Armada Oil and Gas and TR Energy, through which it received leasehold interests in 1,280 acres of land, engineering data, and 2D seismic, as well as an option to purchase leasehold interests to an additional 23,700 acres, in the Niobrara and Casper formation projects. The Company believes that this acquisition supports its business plan of discovering, acquiring, and developing onshore oil and natural gas resources in prolific and productive geological formations in North America.

Pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants with the Company in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share and 2,520,000 Series C Warrants allowing the Armada Oil and Gas stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share (collectively the “Purchase Consideration”).

The fair value of the Purchase Consideration on the date of acquisition was $24,387,356. The closing price of the Company’s common stock on March 30, 2012 (as quoted on the OTC Markets Group, Inc. OTCQBTM tier), was $1.80 per share (a level 1 input), resulting in an estimated fair value of the 8,870,000 shares of common stock of $15,966,000. The fair value of the 2,520,000 Series B Warrants, as calculated using the Black-Scholes model, was $4,125,716, using the following assumptions (level 3 inputs): risk-free interest rate of 1.04%; expected lives of 5 years, expected volatility of 152.56%, and a 0% dividend yield. The fair value of the 2,520,000 Series C Warrants, as calculated using the Black-Scholes model, was $4,295,640, using the following assumptions (level 3 inputs): risk-free interest rate of 1.61%; expected lives of 7 years, expected volatility of 152.56%, and a 0% dividend yield.

As part of the acquisition of Armada Oil and Gas, the Company acquired $378,436 of cash and the Wyoming Property, and assumed accounts payable of $11,618. The Company engaged an independent third party (the “Valuation Firm”) to perform a valuation of the Wyoming Property acquired pursuant to the Purchase and Option Agreement. Using assumptions and estimates typical for similar property in that same geographic region, and in accordance with SEC guidelines, the Valuation Firm determined that the Wyoming Property had a fair value ranging from $19,260,000 (using a present value discount factor of 15% of estimated cumulative future cash flows, a level 3 input, using the income based approach) to $27,674,000 (using a present value discount factor of 5% of estimated cumulative future cash flows, a level 3 input, using the income based approach). The fair value assigned to the Wyoming Property by the Company was $24,020,538, which falls within approximately 2% of the mid-point of the aforementioned range.

Following is a summary of the Purchase Consideration and the acquisition date fair value of the Armada Oil and Gas assets acquired and liabilities assumed on March 30, 2012:

Purchase Consideration
Fair value of 8,870,000 shares of the Company's common stock	$15,966,000
Fair value of 2,520,000 Series B Warrants	4,125,716
Fair value of 2,520,000 Series C Warrants	4,295,640
Total Purchase Consideration	$24,387,356

Acquisition Date Assets Acquired and Liabilities Assumed
Cash	$378,436
Oil and gas property	24,020,538
Accounts payable	(11,618)
Total Acquisition Date Assets Acquired and Liabilities Assumed	$24,387,356

Armada Oil and Gas was incorporated on January 19, 2012, in the State of Nevada. Accordingly, it did not have any operations prior to this time. Therefore, if the Company had acquired Armada Oil and Gas on April 1, 2010, the Company’s consolidated results of operations and net loss would remain unchanged for its fiscal year ended March 31, 2011, and its consolidated net loss would have been $559,207 for the fiscal year ended March 31, 2012.

Note 6. Fair Value Measurements

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

Note 7. 2011 Private Placement

In October 2011, the Company entered into a self directed 2011 Private Placement consisting of the sale of 2,500,000 Units at a price of $0.60 per Unit. Each Unit consisted of one share of the Company’s common stock and one Series A Warrant to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011, raising $704,870 in the sale of 1,174,785 shares of common stock and 1,174,785 Series A Warrants. The issuance of the shares of common stock and the shares underlying the Series A Warrants are exempt from registration pursuant to regulation Rule 506.

At the time of grant, the fair value of the 1,174,785 Series A Warrants, as calculated using the Black-Scholes model, was $569,383, using the following weighted average assumptions: risk-free interest rate of 0.27%; expected lives of 2 years, expected volatility of 167.9%, and a 0% dividend yield. The proceeds from the 2011 Private Placement allocated to the warrants and common stock were $288,285 and $416,585, respectively, based on their relative fair values on the date of issuance.

Note 8. Capital Stock

Preferred Stock

At March 31, 2012, there were 1,000,000 shares of preferred stock (par value of $0.01 per share) authorized, of which no shares were issued and outstanding. The Board of Directors has the authority to divide the preferred stock into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by the laws of the State of Nevada and the Articles of Incorporation. Holders of the preferred stock are entitled to one vote for each share held of record. Holders of the preferred stock vote with holders of the common stock as one class.

Common Stock

On June 27, 2011, the Company effected a one-for-five reverse stock split with all fractional shares being rounded up to the nearest whole share. The Reverse Split was declared effective by FINRA on June 29, 2011. All share and per share amounts have been retrospectively restated to reflect the Reverse Split.

On July 29, 2011, the Company issued 1,800,000 shares of its common stock in exchange for the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas.

On March 30, 2012, pursuant to the Share Exchange Agreement, the Company issued 8,870,000 shares of its common stock, 2,520,000 Series B Warrants at a purchase price of $2.00 per share, and 2,520,000 Series C Warrants at a purchase price of $3.00 per share.

During the year ended March 31, 2012, the Company issued 1,174,785 shares of its common stock pursuant to the terms of the 2011 Private Placement.

See Note 1. Organization and Description of Business for further discussion of the Share Exchange Agreement, Note 5. Oil and Gas Properties for the fair value of the common stock and warrants issued and the net assets acquired, Note 7. 2011 Private Placement, and Note 10. Warrants.

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

The following table sets forth the stock-based compensation expense resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Consolidated Statements of Operations for the years ended March 31, 2012 and 2011:

	Year Ended
	March 31,
	2012	2011
Director and management fees, net of the reversal of stock-based compensation	$(12,363)	$11,438
Total	$(12,363)	$11,438

Following is a summary of the Company’s stock option activity for the years ended March 31, 2012 and 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value
Outstanding at March 31, 2010	1,610,000	$0.68
Cancellations	(1,590,000)	0.65
Outstanding at March 31, 2011	20,000	$3.08
Forfeitures	(6,000)	4.15
Outstanding at March 31, 2012	14,000	$2.61	6.5 years	$-
Exercisable at March 31, 2012	10,000	$2.86	6.5 years	$-
Available for grant at March 31, 2012	3,976,000

The 2002 Stock Plan expires in September 2012. In anticipation of its expiration, by way of Unanimous Written Consent dated April 27, 2012, the Board of Directors approved the terms and provisions of the 2012 Long-Term Incentive Plan (“2012 Incentive Plan). The 2012 Incentive Plan was approved by shareholders owning the majority of the Company’s shares of common stock and became effective on May 1, 2012, after which time no new equity awards may be made under the 2002 Stock Plan. Pursuant to an Option Exchange Agreement dated June 15, 2012, the 14,000 stock options outstanding under the 2002 Plan at March 31, 2012 and as of May 1, 2012, were exchanged for an equal number of options issued under, and in accordance with the terms of the 2012 Incentive Plan. All terms of the original option grants remain the same. The Company has reserved 5,000,000 shares of common stock for issuance upon grant or exercise of awards by participants under the 2012 Incentive Plan.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its fiscal year 2012 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Forfeitures

Effective July 29, 2011, Ms. Joanne Lustre resigned as a member of the Company’s Board of Directors. Of the 10,000 stock options previously granted to Ms. Lustre on September 12, 2008, 4,000 had vested as of the date of her resignation and may be exercised through September 11, 2018, their original expiration date. The remaining 6,000 options granted to Ms. Lustre had not vested and were forfeited. Accordingly, during the year ended March 31, 2012, the Company recorded a reversal of stock compensation expense previously recorded of $16,182, which is included in director and management fees.

Stock Option Cancellations

On August 30, 2010, the Company cancelled 1,590,000 stock options granted on June 10, 2005, at an exercise price of $0.65 per share. These stock options were fully vested on their cancellation date and the related stock-based compensation expense was already previously recorded.

As of March 31, 2012, the Company had $1,733 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 1.75 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$ 2.00	10,000	6.5	$2.00	6,000	6.5	$2.00
4.15	4,000	6.5	4.15	4,000	6.5	4.15
$2.00 -$4.15	14,000	6.5	$2.61	10,000	6.5	$2.86

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 10. Warrants

The following table summarizes warrant-related activity for the year ended March 31, 2012:

					Weighted
					Average
		Number of Warrants		Number of Warrants	Remaining Contractual
	Exercise	Outstanding at		Outstanding at	Term (Years) at
Series	Price	March 31, 2011	Issued	March 31, 2012	March 31, 2012

A	$1.25	-	1,174,785	1,174,785	1.6
B	2.00	-	2,520,000	2,520,000	5.0
C	3.00	-	2,520,000	2,520,000	7.0
		-	6,214,785	6,214,785	5.2

The weighted average exercise price of the warrants is $2.26 per share.

All Series A Warrants outstanding and exercisable at March 31, 2012 were issued pursuant to the 2011 Private Placement. Each Series A Warrant is exercisable at $1.25 per share and expires two years from the date of issuance.

On March 30, 2012, pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants with the Company in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share and 2,520,000 Series C Warrants allowing the Armada Oil and Gas stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share.

The Series C Warrants may not be exercised unless and until the Company informs the holder that the aggregate number of shares of common stock issuable upon exercise of all of the Series C Warrants, along with all other warrants issued by the Company pursuant to the Share Exchange Agreement, together with the shares of the Company’s common stock issued to the Armada Oil and Gas Stockholders pursuant to the Share Exchange Agreement, will not constitute more than 49.9% of the Company’s total number of shares of common stock issued and outstanding at the time of exercise.

See Note 1. Organization and Description of Business, Note 5. Oil and Gas Properties, and Note 7. 2011 Private Placement for additional information.

Note 11. Related Party Transactions

Effective July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. Cerna, our President and CEO and a member of our Board of Directors, and Acqua Ventures, Inc. pursuant to which it acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas for total compensation of 1,800,000 shares of the Company’s common stock. Of the total 1,800,000 shares of common stock issued, 1,400,000 shares were issued to Mr. Cerna and 400,000 shares were issued to Acqua Ventures, Inc., an unrelated third party. On the date of the acquisition the 1,800,000 shares of common stock issued in this transaction had an estimated fair value of $1,818,000 and the 1,400,000 shares of common stock issued to Mr. Cerna had an estimated fair value of $1,414,000.

Effective July 29, 2011, the Company entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total compensation of $128,500.

On March 30, 2012, the Company completed the acquisition of Armada Oil and Gas through the Share Exchange Agreement, pursuant to which Mr. David Moss, a member of our Board of Directors, received 4,200,000 shares of the Company’s common stock, representing 20.7% of the Company’s issued and outstanding shares of common stock at the time of acquisition.

Note 12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets at March 31, 2012 and 2011 are as follows:

	Year Ended
	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$841,611	$659,346
Capitalized research and development	52,494	60,609
Capitalized oil and gas development costs	1,362	-
Capitalized acquisition related costs	9,737	-
Stock based compensation	10,563	14,766
Research and development credit carry forward	10,085	10,085
Total deferred tax assets	925,852	744,806
Less: valuation allowance	(925,852)	(744,806)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $181,046 for the year ended March 31, 2012. The net decrease in the valuation allowance for deferred tax assets was $223,516 for the year ended March 31, 2011. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net U.S. operating loss carry forwards at March 31, 2012 available to offset future federal taxable income, if any, of $2,475,327, which will begin to expire during the fiscal year ended March 31, 2022. Accordingly, there is no current tax expense for the fiscal years ended March 31, 2012 and 2011. In addition, the Company has research and development tax credit carry forwards of $10,085 at March 31, 2012, which are available to offset federal income taxes and begin to expire during the fiscal year ended March 31, 2028.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended March 31, 2012 and 2011.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended March 31, 2012 and 2011:

	Year Ended
	March 31,
	2012	2011
Income tax benefit at statutory rate	$181,635	$62,446
Non-deductible meals and entertainment	(589)	(368)
Cancellation of fully vested stock options	-	(285,594)
Change in valuation allowance	(181,046)	223,516
	$-	$-

The fiscal years 2009 through 2012 remain open to examination by federal authorities and other jurisdictions in which the Company operates.

Note 13. Subsequent Events

New Management and Board Members

Effective May 1, 2012, Mr. Dang resigned as the Company’s CEO and as a member of the Company’s Board of Directors. Simultaneously, the Company appointed Rhonda B. Rosen as the Company’s CFO and Treasurer. Ms. Rosen was appointed as the Company’s Secretary, effective May 9, 2012. Pursuant to the terms of an Employment Agreement, Ms. Rosen will provide the Company with all services customarily rendered by a CFO on a part-time basis. As compensation for her services, Ms. Rosen will receive a monthly salary of $6,000.

Effective May 10, 2012, the Company appointed Mr. Kenneth T. Hern and Mr. Will E.D. Matthews to serve on the Company’s Board of Directors. Effective May 30, 2012, Mr. Eric Wold, was appointed to the Board of Directors.

As compensation for their service on the Board, each of Messrs. Hern, Matthews, and Wold, will receive a grant of 50,000 options pursuant to the Company’s 2012 Incentive Plan. 10,000 (20%) of these options vest immediately upon appointment; 40% vest on the one-year anniversary of service; and the remaining 40% vest on the two-year anniversary. Additionally, all Board members will receive a cash payment of $3,000 for each meeting attended in person and $500 for each meeting attended telephonically. Travel and related out-of-pocket expenses incurred in connection with their duties as members of the Board will be reimbursed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a board of directors comprised of six members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board.

Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Current Position With Us	Director Since
James J. Cerna, Jr. (1)	43	President, Chief Executive Officer, and Director	July 29, 2011
Rhonda B. Rosen (2)	55	Chief Financial Officer, Treasurer, and Secretary	N/A
David Moss	42	Director	March 30, 2012
Jatinder S. Bhogal	45	Director	October 15, 2008
Kenneth T. Hern	74	Director	May 10, 2012
Will E.D. Matthews	45	Director	May 10, 2012
Eric C. Wold	39	Director	May 30, 2012

(1) Effective July 29, 2011, the Board appointed Mr. Cerna to serve as our President, Chief Executive Officer, and as one of our directors.

(2) Effective May 1, 2012, the Board appointed Ms. Rosen to serve as our Chief Financial Officer and Treasurer. Effective May 9, 2012, Ms. Rosen was appointed our Secretary.

James J. Cerna, Jr. Mr. Cerna was appointed our President, CEO and a Director on July 29, 2011. Mr. Cerna is a successful company leader with 20 years experience in the energy industry and publicly traded companies. Mr. Cerna has served as an executive and director with companies listed on NYSEAmex, Nasdaq, and OTCBB markets. He has been a trusted advisor to the boards of several traditional and green energy companies. Mr. Cerna was appointed to his position as Director of Mesa Energy on December 2009. From 2006 to 2009 Mr. Cerna served as Chairman of the Board and CEO of Lucas Energy, Inc. (NYSEAmex: LEI). From 2004 to 2006 Mr. Cerna was President of the privately held Lucas Energy Resources. Prior to joining Lucas Energy, Mr. Cerna was the Chief Oil and Gas Analyst and CFO of Petroleum Partners LLC from 2001 to 2004. Prior to NetCurrents, Mr. Cerna was the manager of the GT Global/AIM Funds performance analysis group in San Francisco. Mr. Cerna has received five certificates of achievement from the Institute of Chartered Financial Analysts. He is honored by Strathmore's Who's Who for leadership and achievement in the Finance Industry. Lieutenant Cerna is an active officer and pilot with the Civil Air Patrol, U.S. Air Force Auxiliary, Squadron 192, California Wing. Mr. Cerna earned his Education is B.S. from California State University, Chico, CA.

Rhonda B. Rosen. Ms. Rosen was appointed our Chief Financial Officer and Treasurer on May 1, 2012, and was appointed our Secretary on May 9, 2012. From August 2010 through February 2012, Ms. Rosen was the Treasurer, Chief Financial Officer and Chief Administrative Officer of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries. Ms. Rosen has also been a partner at Tatum, an executive services firm, since March 2010, where she provides executive level financial consulting services. Between July 2007 and February 2010, Ms. Rosen served as the Treasurer and Chief Financial Officer of Validus Pharmaceuticals LLC and its predecessor companies, including Konanda Pharma Partners, LLC, Konanda Pharma Fund I, L.P, Validus Pharmaceuticals, Inc. and Fontus Pharmaceuticals, Inc. Between November 2006 and July 2007, Ms. Rosen was the Senior Vice President of Wood Creek Capital Management, the founding sponsor of Validus Pharmaceuticals LLC. Previously, Ms. Rosen was the Director of Sales at Liability Solutions Inc. (2004 to 2005); Managing Director of Insurance and Alternative Asset Management Investment Banking at Putnam Lovell NBF (1999 to 2003); and Managing Director of Insurance Investment Banking at CIBC World Markets (formerly Oppenheimer & Co.) (1992-1999). Ms. Rosen earned her MBA in Finance & Accounting and her BS in Economics from The Wharton School of Business, where she graduated summa cum laude, and her MS in Taxation from the from the Fox School of Business. Ms. Rosen started her career with PricewaterhouseCoopers LLP and is a Certified Public Accountant in the State of Pennsylvania.

David Moss. Mr. Moss was appointed a director on March 30, 2012. Mr. Moss was the founder of Armada Oil and Gas, Inc., where he filled the role of President since its inception in January 2012. Mr. Moss has acquired, founded, invested, and taken public various companies in a variety of industries since 1995. Since May 2007, he has been a Director of Pegasi Energy Resources Corporation (OTCBB: PGSI) and was responsible for their initial capital raise and public listing. Beginning October 2008, he led the purchase of Digital Orchid and sits on the Board of Managers of the renamed company, Sorteo Games LLC. He also co-founded Energi Management and Energi Drilling Partners, a drilling fund that has producing wells in Texas. He served as Managing Director, Corporate Finance, for Jesup Lamont Securities, where he advised companies on corporate strategy, financings, and business development. Previously, Mr. Moss served as Managing Partner at a Seattle-based venture capital firm, The Phoenix Partners. He holds an MBA from Rice University and a B.A. in Economics from the University of California, San Diego. Mr. Moss was invited to join the Board of Armada Oil, Inc. upon the acquisition of Armada Oil and Gas, Inc., on March 30, 2012, due to his experience in the oil and gas industry.

Jatinder S. Bhogal. Mr. Bhogal was appointed a director on October 15, 2008. Since December 1993, Mr. Bhogal has worked as a business consultant to emerging growth companies. For more than 15 years, Mr. Bhogal has provided early business development guidance and consulted to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, conventional energy and information technology solutions. Mr. Bhogal is also a director of New Energy Technologies, Inc. and Selga, Inc. and was a director of Alliqua, Inc. (formerly HepaLife Technologies, Inc.), a biomedical products company, each of which is a public company. Mr. Bhogal was invited to join the Board due to his experience with public companies in matters related to finance and corporate development.

Kenneth T. Hern. Mr. Hern was appointed a director on May 10, 2012. Mr. Hern was appointed to the Board of Directors of Mesa Energy on January 27, 2010. Mr. Hern currently serves, and has served since November 2009, on the Board of Directors and as Chairman of the Governance Committee of Flotek Industries, Inc. (NYSE: FTK), a supplier of drilling and production related products and services to the energy and mining industries. Mr. Hern also served as Chairman of the Board and CEO of Nova Biosource Fuels, Inc. (NYSE Amex: NBF) (Nova), a leading provider of biodiesel fuel, and held that position from December 2, 2005 to April 2010. From January 2003 to December 2005, Mr. Hern was Chairman of the Board of Homeland Renewable Energy LLC, a privately held holding company of Fibrowatt LLC. Fibrowatt LLC is a developer, builder, owner and operator of poultry litter-fueled power plants, and is based in Pennsylvania. From 1969 to 1994. Mr. Hern served in several capacities at Texaco, Inc., including President and Chairman of the Board of Texaco Brazil from 1989 to 1994. Mr. Hern earned a B.A. in Chemistry from Austin College in 1960 and an M.S. in Organic Chemistry from North Texas State University in 1962. Mr. Hern's global executive leadership roles with Texaco, combined with his experience advising early-stage public companies, uniquely position him to counsel Armada Oil, Inc. at this pivotal time in its development.

Will E.D. Matthews. Mr. Matthews was appointed a director on May 10, 2012. Mr. Matthews has been active in the finance industry for 18 years, most recently as a principal of Macritchie Metals where he has advised mining companies and acquired and managed exploration projects. Prior to that, he was a Managing Director of GS Investment Strategies (Singapore) Pte. Ltd. where he was the Asian portfolio manager of Liberty Harbour, a credit focused fund. Before this he worked at UBS, Nesbitt Burns and Amaranth Advisors as a banker and asset manager. He has an undergraduate degree in international business and finance from the Stern School of Business at New York University and an MBA from the University of Western Ontario. Mr. Matthews is also a director of Niven Resources Corp., a Nevada mining company; Checker Storage Holdings Inc., a self storage and real estate business; and Agate Capital Management Ltd., a multi-strategy hedge fund operation. Mr. Matthews’ nearly two decades in investment banking, private equity and hedge funds in U.S., Canadian, and Asian markets, will help facilitate growth following our recent acquisition of Armada Oil and Gas.

Eric C. Wold. Mr. Wold was appointed a director on May 30, 2012. Since October 2011, Mr. Wold has worked for B. Riley & Co., a leading full-service investment bank, where he is currently a Senior Analyst. Mr. Wold has more than 18 years of buy-side and sell-side equity research experience, including the Media and Entertainment, Internet, and Consumer sectors. Previously, Mr. Wold held the position of Director of Research and Managing Director, Equity Research at the investment banking firm Merriman Capital, Inc., where he covered the Branded Global Consumer and Media Groups. He was also Director of Corporate Finance with NightFire Software, a privately held telecommunications software company based in Oakland, California. At First Security Van Kasper, he served as Vice President and Senior Research Analyst, where he was responsible for the Restaurant and Branded Consumer sectors. Mr. Wold began his career on the buy-side with research analyst positions with both Polynous Capital Management (a hedge fund that he co-founded in 1996) and GT Global Financial Services. He received his Chartered Financial Analyst (CFA) designation in 1997 and a bachelor's degree in Finance from the University of California at Berkeley. Mr. Wold previously served on the Board of Directors of Lucas Energy (NYSE: LEI), a publicly held company within the oil and energy sector from 2005-2009.

Recent Director and Management Changes

On July 29, 2011, Ms. Joanne Lustre resigned as a member of our Board of Directors. Ms. Lustre had been a Director since September 12, 2008. On March 30, 2012, Mr. Derek Cooper resigned as a member of our Board of Directors. Mr. Cooper had been a Director since January 21, 2005. On May 1, 2012, Mr. Dang resigned as our Chief Financial Officer and a member of our Board of Directors. Mr. Dang has been our Chief Financial Officer and a Director since August 30, 2010. None of the resignations by our management team and directors were due to any disagreement between them and the Company.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, persons nominated to become a director, or executive officers, have been involved in any legal proceedings as required to be disclosed pursuant to Item 401 of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation S-K.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our officers, directors and employees, including our Chief Financial Officer and Chief Executive Officer. The Code of Ethics is designed to deter wrongdoing, and to promote, among other things, honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to the SEC, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations of the Code of Ethics, and accountability for adherence to the Code of Ethics. Our Code of Ethics is available on our website at http://www.armadaoilinc.com.

A copy of our Code of Ethics may be obtained at no charge by sending a written request to our President and CEO, James J. Cerna, Jr., 10777 Westheimer Road, Suite 1100, Houston, Texas 77042.

CORPORATE GOVERNANCE

We have adopted Corporate Governance Principles applicable to our Board of Directors. Our Corporate Governance Principles are available on our website at http://www.armadaoilinc.com.

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that each of Messrs. Bhogal, Hern, Matthews, and Wold are independent from our management and qualify as “independent directors” under the standards of independence of the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange.

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

The Board believes full and open communication between it and management is essential for effective risk management and oversight. Members of our board meet regularly with our CEO to discuss strategy and risks facing the company. During the year ended March 31, 2012, our CEO attended all board meetings. He is also available to address any questions or concerns raised by the board on risk management-related and any other matters. Our CEO is also asked to contribute to the agenda for these meetings, so that each functional division of the company can identify topics that may require board attention. Each quarter our CEO presents to the board on strategic matters involving our operations and strategic initiatives and discusses with the board key strategies, challenges, risks, and opportunities for the company.

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

During the fiscal year ended March 31, 2012, we held five (5) meetings of the Board of Directors. Each director attended at least 75% of all meetings. In lieu of meetings of the Board of Directors, we also approved (7) seven Unanimous Written Consents. We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended March 31, 2012.

Audit Committee

Our Audit Committee consists of Kenneth Hern, Will E.D. Matthews, and Eric Wold, with Mr. Wold serving as Chairman of the Audit Committee, effective May 30, 2012. The Board of Directors has determined that all three members of the Audit Committee are independent.

Our Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditor, (iii) pre-approving the professional services provided by the independent auditor, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditor, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditor. The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended March 31, 2012. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K.

The Audit Committee is also responsible for all matters set forth in its written charter, a copy of which is attached to this Form 10-K as Exhibit 99.3. Since the Company did not have an Audit Committee prior to May 30, 2012, there were no Audit Committee meetings held during the fiscal year ended March 31, 2012 nor did the Audit Committee approve the Audit and Audit-related Fees for the fiscal years ended March 31, 2012 and 2011.

Audit Committee Pre-Approval Policy

All services to be performed for the Company by Peterson Sullivan LLP must be preapproved by the Audit Committee or a designated member of the Audit Committee. The Audit Committee may implement policies and procedures by which such services are approved other than by the full Audit Committee, but has not yet done so.

The Audit Committee shall not approve non-audit services that the Audit Committee believes may impair the independence of the independent registered public accounting firm. Permissible non-audit services include any professional services (including tax services), that are not prohibited services as described below, provided to the Company by the independent registered public accounting firm, other than those provided to the Company in connection with an audit or a review of the financial statements of the Company. Permissible non-audit services may not include: (i) bookkeeping or other services related to the accounting records or financial statements of the Company; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, fairness opinions or contribution-in-kind reports; (iv) actuarial services (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment adviser or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

Pre-approval by the Audit Committee of any permissible non-audit services is not required so long as the aggregate amount of all such permissible non-audit services provided to the Company constitutes not more than 5% of the total amount of revenues paid to the Company’s independent registered public accounting firm during the fiscal year in which the permissible non-audit services are provided to the Company.

AUDIT COMMITTEE REPORT

The Board maintains an Audit Committee to assist the Board by reviewing financial reports the Company provides to governmental bodies or the public, monitoring the adequacy of the Company’s internal controls regarding finance and accounting, reviewing its auditing, accounting, and financial reporting processes generally, and verifying the independence of the Company’s independent auditors. All auditors employed or engaged by the Company report directly to the Audit Committee. To fulfill its responsibilities, the Audit Committee recommends the selection of auditors and reviews reports of auditors and examiners, as well as management's responses to such reports, to ensure the effectiveness of internal controls and the implementation of remedial action. The Audit Committee also recommends to the Board whether to include the audited financial statements in the Company’s Annual Report and Form 10-K.

In discharging its responsibility, the Audit Committee has reviewed and discussed the Company’s audited financial statements with management. The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee has received the written disclosures and letter from the Company’s independent auditors as required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), and has discussed with the independent auditors their independence.

The Audit Committee has reviewed and discussed the Company’s audited financial statements as of and for the year ended March 31, 2012, with management and the independent auditors. Management has the responsibility for preparation of the Company’s financial statements, and the independent auditors have the responsibility for examination of those statements. Based on this review of the financial statements, discussions with management and the independent auditors, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report and Form 10-K for the year ended March 31, 2012, for filing with the SEC.

Audit Committee

/s/ Eric C. Wold

Eric C. Wold, Chairman of Audit Committee

Compensation Committee

Our Compensation Committee consists of Kenneth Hern, Eric Wold, and Will E.D. Matthews, with Mr. Matthews serving as Chairman of the Compensation Committee. The purpose of the Compensation Committee is to: (i) assist the Board in the discharge of its fiduciary responsibilities relating to the fair and competitive compensation of the Company’s executive officers, (ii) provide overall guidance with respect to the establishment, maintenance, and administration of the Company’s compensation programs, including stock and benefit plans, and (iii) oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs.

The Compensation Committee is tasked with reviewing and approving: (i) any employment agreement, severance agreement, change in control agreement or provision, or separation agreement, or any amendment to the same, that is proposed to be entered into with the CEO; (ii) any deferred compensation arrangement or retirement plan or benefits that are proposed to be entered into with the CEO; and (iii) the benefits and perquisites offered to the CEO. After considering the recommendations of the CEO, the Compensation Committee will review and approve: (i) any employment agreement, severance agreement, change in control agreement or provision, or separation agreement, or any amendment to the same, that is proposed to be entered into with executive officers other than the CEO; (ii) any deferred compensation arrangement or retirement plan or benefits that are proposed to be entered into with executive officers generally other than the CEO; and (iii) the benefits and perquisites offered to executive officers generally other than the CEO.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of Kenneth Hern, Eric Wold, and Will E.D. Matthews, with Mr. Hern serving as Chairman of the Governance and Nominating Committee. We do not maintain a charter or policy for considering nominees. Our Bylaws provide that the number of Directors shall be fixed from time to time by the Board, but in no event shall it be less than the minimum required by law. The Board shall be large enough to maintain our required expertise but small enough to function efficiently. Director nominees are recommended, reviewed and approved by the Governance and Nominating Committee. The Board believes that this process is appropriate given the number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation. Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our President and CEO, James J. Cerna, Jr., 10777 Westheimer Road, Suite 1100, Houston, Texas 77042, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

Stockholder Communications

Stockholders who wish to communicate with the Board of Directors may do so by addressing their correspondence to the Board of Directors at Armada Oil, Inc., Attention: James J. Cerna, Jr., President and CEO, 10777 Westheimer Road, Suite 1100, Houston, Texas 77042. The Board of Directors shall review and respond to all correspondence received, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the two other most highly-compensated executive officers other than the CEO and CFO who were serving as executive officers during the fiscal year ended March 31, 2012 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended March 31, 2012 and 2011.

Name and Principal Position	Year Ended March 31,	Salary ($) (4)	All Other Compensation($) (5)	Total ($)
James J. Cerna, Jr. (1)	2012	$129,754	$8,118	$137,872
President, Chief Executive Officer, and Director	2011	$-	$-	$-
Amit S. Dang (2) Former President, Chief Executive Officer,	2012	$46,800	$-	$46,800
Chief Financial Officer, and Former Director	2011	$11,900	$-	$11,900
Charles Bell (3) Former President, Chief Executive Officer,	2012	$-	$-	$-
and Chief Financial Officer, and Former Director	2011	$7,432	$2,570	$10,002

(1) On July 29, 2011, our Board of Directors appointed Mr. Cerna to the positions of President and CEO and as a member of our Board of Directors to fulfill the vacancy created by the resignation of Mr. Dang on the same date. Mr. Cerna receives an annual salary of $180,000 plus reimbursement for health benefits.

(2) We entered into an Executive Services Agreement with Mr. Dang, dated August 30, 2010 (the “Agreement”), pursuant to which Mr. Dang provided us with management services. Mr. Dang was paid $1,700 per month for his services, until August 1, 2011, at which time his fee was increased to $5,000 per month. Effective July 29, 2011, Mr. Dang resigned as our President and CEO. Subsequent to year end, on May 1, 2012, Mr. Dang resigned as our CFO and as a member of our Board of Directors. Mr. Dang did not devote his full time and attention to our affairs.

(3) On October 15, 2008, our Board of Directors appointed Mr. Bell to the positions of President, CEO, and Director. Pursuant to an Employment Agreement with Mr. Bell, the Board approved an annual salary of $100,000 and the grant of a stock option to purchase up to 750,000 shares of our common stock, subject to certain vesting requirements, within 60 days of the Employment Agreement. Since the grant of the stock option was not finalized nor was the stock option agreement executed and delivered within 60 days of the effective date of the Employment Agreement, the provision allowing for the grant of the stock option to Mr. Bell lapsed. Accordingly, we did not record any stock compensation expense related to this stock option. Mr. Charles Bell resigned as a member of our Board and from all executive officer positions held with us effective August 27, 2010.

Until September 1, 2009, Mr. Bell’s annual compensation was $100,000. Effective September 1, 2009, Mr. Bell no longer devoted his full time efforts to our operations. Though he still retained all aforementioned executive officer positions and remained a Director, his annual compensation was reduced to $18,000.

(4) This column includes both employee and employer related payroll taxes paid on behalf of the employee.

(5) Represents amounts paid for health care insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

As of March 31, 2012, there were no equity awards outstanding for the Named Executive Officers.

COMPENSATION OF DIRECTORS

We do not pay director compensation to directors who are also our employees. Our Board of Directors determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board is guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly compensate the directors for work required for a company of Armada Oil, Inc.’s size and scope;

•	Compensation should align the directors’ interests with the long-term interests of stockholders; and

•	Compensation should assist with attracting and retaining qualified directors.

Through April 30, 2012, non-employee directors received $2,500 per quarter for their services as directors. Effective May 1, 2012, directors receive $3,000 per day per physical Board meeting attended and $500 per telephonic meeting. Directors are also entitled to participate in our 2012 Incentive Plan. We also reimburse directors for any actual expenses incurred to attend meetings of the Board.

The following table provides information regarding all compensation paid to our non-employee directors during the fiscal year ended March 31, 2012.

	Director Compensation
	Fees Earned or
	Paid in	Stock
Name	Cash ($) (1)	Awards ($) (2)	Total ($)
Derek J. Cooper	$10,000	$—	$10,000
Joanne Lustre	3,288	—	3,288
Jatinder S. Bhogal	10,000	—	10,000
Total director compensation	$23,288	$—	$23,288

(1) The amounts in this column represent the quarterly cash meeting fee earned by or paid to our non-employee directors for service during the fiscal year ended March 31, 2012.

(2) This column reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. We did not grant any equity based compensation awards to our non-employee directors during the year ended March 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of June 18, 2012, by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Name and Address of Beneficial Owner	Positions and Offices Held	Amount and Nature of Beneficial Ownership (1)	Percent of Class(1)
James J. Cerna, Jr. 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	President, Chief Executive Officer, and Director	1,400,000	6.9%
Rhonda B. Rosen 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	Chief Financial Officer, Treasurer, and Secretary	-0-	-0- %
David Moss 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	Director	4,200,000 (2)	20.7%
Jatinder S. Bhogal 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	Director	6,000 (3)	*

Kenneth T. Hern 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	Director	10,000 (3)	*
Will E. D. Matthews 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	Director	310,000 (4)	1.5%
Eric C. Wold 10777 Westheimer Road, Suite 1100 Houston, Texas 77042	Director	10,000 (3)	*
Kalen Capital Corporation c/o Harmel S. Rayat 700 – 688 West Hastings Street Vancouver, BC V6B 1P1	Stockholder	3,275,834 (5)	16.1%
Mabel Moreno Costa Pacifica Republic of Panama	Stockholder	1,350,000 (6)	6.7%
Robert B. Prag 2455 El Amigo Road Del Mar, CA 92014	Stockholder	2,700,000 (7)	13.3%
Sandor Capital Master Fund LLP 2828 Routh Street, Suite 500 Dallas, TX 75201	Stockholder	1,500,000 (8)	7.4%
Hashad Family Trust 23971 Wanigan Way Laguna Niguel, CA 92677	Stockholder	1,200,000 (9)	5.9%
Directors and Officers as a Group (7 persons)		5,936,000	29.2%

* Represents less than 1%.

(1) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 20,294,631 shares of common stock issued and outstanding on a fully diluted basis as of June 18, 2012. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d) of the Exchange Act, shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 18, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) The Moss Children’s Trusts for the benefit of Joseph Moss and Noah Moss, Mr. Moss’s sons, each hold 425,000 shares of common stock, 25,000 Series B warrants, and 25,000 Series C Warrants. Sabrina Moss, Mr. Moss’s sister, is the trustee of the two (2) aforementioned trusts. Mr. Moss disclaims beneficial ownership of all shares of common stock and warrants held in these trusts. Therefore, they are not included in the table above.

(3) Represents shares of common stock issuable upon the exercise of vested stock options.

(4) Includes shares of common stock issuable upon the exercise of 10,000 vested stock options, 100,000 Series B Warrants and 100,000 Series C Warrants.

(5) Represents shares owned by Kalen Capital Corp., a private Alberta corporation wholly owned by Mr. Harmel Rayat, a former officer, director, and controlling stockholder. Mr. Rayat is deemed to have beneficial ownership of these shares.

(6) Includes shares of common stock issuable upon exercise of 300,000 Series B Warrants and 300,000 Series C Warrants.

(7) Includes shares of common stock issuable upon exercise of 400,000 Series B Warrants and 400,000 Series C Warrants held by Mr. Prag, as well as 200,000 shares of common stock, 200,000 Series B Warrants, and 200,000 Series C Warrants in the name of The Del Mar Consulting Group, Inc. Retirement Plan Trust, of which Robert B. Prag is the Trustee and may be deemed to have beneficial ownership of these shares.

(8) Includes shares of common stock issuable upon exercise of 500,000 Series B Warrants and 500,000 Series C Warrants.

(9) Includes shares of common stock issuable upon exercise of 400,000 Series B Warrants and 400,000 Series C Warrants.

Payments Upon Termination or Change in Control

There are no understandings or agreements known by management at this time which would result in a change in control.

We do not have any change-of-control or severance agreements with any of our executive officers or directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans, as of March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	14,000	$ 2.61	3,976,000
Equity compensation plans not approved by security holders	-	-	-
Total	14,000	$ 2.61	3,976,000

(1) Consists of grants under our 2002 Stock Plan. The 2002 Stock Plan expires in September 2012. In anticipation of its expiration, by way of Unanimous Written Consent dated April 27, 2012, the Board of Directors approved the terms and provisions of the 2012 Long-Term Incentive Plan (“2012 Incentive Plan). The 2012 Incentive Plan was approved by shareholders owning the majority of the Company’s shares of common stock and became effective on May 1, 2012, after which time no new equity awards may be made under the 2002 Stock Plan. Pursuant to an Option Exchange Agreement, dated June 15, 2012, the 14,000 stock options outstanding under the 2002 Plan at March 31, 2012 and as of May 1, 2012, were exchanged for an equal number of options issued under, and in accordance with the terms of, the 2012 Incentive Plan. All terms of the original option grants remain the same. The Company has reserved 5,000,000 share of common stock for issuance upon grant or exercise of awards by participants under the 2012 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 10, 2012, our Board approved a Code of Business Conduct and Ethics which requires, among other things, defines what is considered to be a conflict of interest and governs how it should be dealt with. Pursuant to the Code of Business Conduct and Ethics: A “conflict of interest” exists when a person’s private interest interferes in any way with the interests of the Company. When a conflict of interest arises, others may question the Company’s integrity. Therefore, all Covered Persons must conduct themselves in accordance with the highest ethical standards of honesty and fair dealing and should, in pursuit of their business duties, avoid actions that may create a conflict of interest and be adverse to the best interests of the Company and its stockholders.

Covered Persons must report in writing to an appropriate person in the Company (i.e., the Chairman or the President.) the existence or discovery of any circumstances, relating to such Covered Person or other Covered Persons, which constitute a conflict of interest or could create a potential conflict of interest, including any financial or other business relationships, transactions, arrangements or other interests or activities with the Company’s suppliers, customers, competitors or other persons that could create a potential conflict of interest.

If a potential conflict of interest would constitute a “related party transaction” that would be required to be disclosed pursuant to the securities laws, the terms of the proposed transaction must be reported in writing to the Company’s Chairman or President who will refer, if necessary, the matter to the Audit Committee for approval. Generally, a related party transaction is a transaction that includes a director or executive officer, directly or indirectly, and the Company that exceeds $120,000 in amount. If a Covered Person has any questions as to whether a proposed transaction is a “related party transaction,” the Covered Person should contact the Chairman or the President for clarification.”

Transactions with Related Persons

Since the beginning of the fiscal year ended March 31, 2012, there have been no transactions in which we were or are a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions, except for those that are described below.

Effective July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna and Acqua Ventures, Inc. pursuant to which we acquired the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas for total compensation of 1,800,000 shares of our common stock. Of the total 1,800,000 shares of common stock issued, 1,400,000 shares were issued to Mr. Cerna and 400,000 shares were issued to Acqua Ventures, Inc., an unrelated third party. The 1,800,000 shares of common stock had an estimated fair value of $1,818,000 on the date of acquisition. Mr. Cerna was appointed to the positions of our President, CEO, and one of our directors on July 29, 2011, the effective date of the Asset Purchase Agreement. Mr. Cerna was not a related party at the time of acquisition.

Effective July 29, 2011, we entered into an Asset Purchase Agreement with Mr. Cerna pursuant to which we acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total compensation of $128,500.

On March 30, 2012, we completed the acquisition of Armada Oil and Gas through the Share Exchange Agreement, pursuant to which Mr. David Moss received 4,200,000 shares of our common stock, representing 20.7% of our issued and outstanding shares of common stock at the time of acquisition. Mr. Moss was appointed to the Company’s Board of Directors on March 30, 2012, the date we completed the acquisition of Armada Oil and Gas. Mr. Moss was not a related party at the time of acquisition.

Please refer to Item 1. Business for further disclosure regarding the Asset Purchase Agreements and Share Exchange Agreement discussed in the preceding paragraphs.

Review, Approval, or Ratification of Transactions with Related Persons

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Peterson Sullivan LLP (“Peterson Sullivan”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended March 31, 2012. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Peterson Sullivan for the years ended March 31, 2012 and 2011.

	Year Ended
	March 31,
	2012	2011
Audit fees	$20,197	$19,222
Audit-related fees	7,478	—
Tax fees	2,663	4,248
Total fees	$30,338	$23,470

Audit Fees

Audit Fees for the years ended March 31, 2012 and 2011 consist of the aggregate fees billed by Peterson Sullivan for the audit of the consolidated financial statements included in our Annual Report on Form 10-K and review of interim consolidated financial statements included in the quarterly reports on Form 10-Q for the years ended March 31, 2012 and 2011.

Audit-Related Fees

Audit-related fees for the year ended March 31, 2012 consist of the aggregate fees billed by Peterson Sullivan for the review and providing of consents for our Post-Effective Amendment to Form S-1 that was accepted by the SEC on June 15, 2011 and Form S-8 filed with the SEC on June 14, 2011, as well as professional services provided in connection with the review of the Share Exchange Agreement between the Company and Armada Oil and Gas.

Tax Fees

Tax Fees for the years ended March 31, 2012 and 2011, consist of the aggregate fees billed by Peterson Sullivan for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

There were no other fees billed by Peterson Sullivan for the years ended March 31, 2012 and 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2012 and 2011
•	Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011 and from Inception (November 6, 1998) to March 31, 2012
•	Consolidated Statements of Stockholders’ Equity (Deficit) from Inception (November 6, 1998) to March 31, 2012
•	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011 and from Inception (November 6, 1998) to March 31, 2012
•	Notes to Consolidated Financial Statements

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

Armada Oil, Inc.
(Registrant)

June 27, 2012	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr. President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Cerna, Jr.	President, Chief Executive Officer,	June 27, 2012
James J. Cerna, Jr.	and Director
(Principal Executive Officer)

/s/ Rhonda B. Rosen	Chief Financial Officer, Treasurer,	June 27, 2012
Rhonda B. Rosen	and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jatinder S. Bhogal	Director	June 27, 2012
Jatinder S. Bhogal

/s/ David Moss	Director	June 27, 2012
David Moss

/s/ Kenneth T. Hern	Director	June 27, 2012
Kenneth T. Hern

/s/ Will E.D. Matthews	Director	June 27, 2012
Will E.D. Matthews

/s/ Eric C. Wold	Director	June 27, 2012
Eric C. Wold

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation. (2)

3.2	Articles of Incorporation, as amended. (1)

3.3	Articles of Incorporation, as amended for name change to Armada Oil, Inc. (6)

3.4	By Laws. (2)

4.1	Securities Purchase Agreement dated April 17, 2008 by and among International Energy, Inc. and Purchasers named therein and who are signatories thereto. (2)

4.2	Form of Registration Rights Agreement dated April 17, 2008 by and between International Energy, Inc. and entities named therein and who are signatories thereto. (2)

4.3	Form of Series A Common Stock Purchase Warrant. (5)

4.4	Form of Series B Common Stock Purchase Warrant. (7)

4.5	Form of Series C Common Stock Purchase Warrant. (7)

4.6	Placement Agent Agreement with Palladium Capital Advisors, LLC. (2)

10.1	Research Agreement with The Regents of the University of California dated September 17, 2007. (2)

10.2	Employment Agreement dated October 15, 2008 with Charles Bell. (3)

10.3	Executive Services Agreement dated August 30, 2010, between International Energy, Inc. and Amit S. Dang. (5)

10.4	Share Exchange Agreement dated March 21, 2012, between NDB Energy, Inc., Armada Oil, Inc. and the Armada Stockholders (9)

10.5	At-Will Employment Agreement between NDB Energy, Inc. and Rhonda B. Rosen, dated May 1, 2012. (6)

14.1	Code of Business Conduct and Ethics. *

99.1	International Energy, Inc. – 2002 Incentive Stock Plan. (4)

99.2	NDB Energy, Inc. 2012 Long-Term Incentive Plan. * (8)

99.3	Audit Committee Charter. *

99.4	Nominating and Corporate Governance Committee Charter

99.5	Compensation Committee Charter

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

(6) Incorporated by reference to the Company’s Form 8-K filed with the Commission on May 7, 2012.

(7) Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 3, 2012.

(8) The 2012 Long-Term Incentive Plan filed herein replaces in its entirety the 2012 Long-Term Incentive Plan included as an exhibit to the Form 8-K filed with the Commission on May 7, 2012.

(9) Incorporated by reference to the Company’s Form 8-K filed with the Commission on March 27, 2012.

