Form 10-Q
period 2012-06-30
Armada Oil, Inc.
filed 2012-08-14
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-52040

ARMADA OIL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0195748
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10777 Westheimer Road, Suite 1100
Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(800) 676-1006

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of August 6, 2012, there were 20,294,631 shares of the registrant’s common stock outstanding.

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

FORM 10-Q

For the Periods Ended June 30, 2012 and 2011

Table of Contents

PART I FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND MARCH 31, 2012

(Expressed in U.S. Dollars)

(Unaudited)

	June 30,	March 31,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$512,109	$982,323
Accounts receivable	13,668	8,954
Prepaid expenses and other current assets	60,255	26,958
Total current assets	586,032	1,018,235

Unproven oil and gas properties	26,288,027	26,130,404

Total assets	$26,874,059	$27,148,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$58,274	$58,421
Accrued liabilities	16,650	-
Total current liabilities	74,924	58,421

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and March 31, 2012	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 20,294,631 and 11,424,631 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	20,295	11,425
Common stock issuable: 0 and 8,870,000 shares at June 30, 2012 and March 31, 2012, respectively	-	8,870
Additional paid-in capital	30,737,442	30,691,861
Deficit accumulated during the exploration stage	(3,958,602)	(3,621,938)

Total stockholders' equity	26,799,135	27,090,218

Total liabilities and stockholders' equity	$26,874,059	$27,148,639

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2012	2011	2012

Revenue
Oil sales	$23,153	$-	$100,442

Operating expenses
Professional fees	96,385	65,930	917,176
Lease operating expenses	62,061	-	207,511
Salaries and benefits	65,747	-	1,416,398
Director and management fees	62,580	14,754	472,195
Public and investor relations	35,453	1,125	844,335
Travel and entertainment	23,062	-	174,851
Research and development	-	-	255,498
Website fees - related party	-	-	48,050
Write off of oil, gas and mineral leases	-	-	112,000
Other operating expenses	14,529	11,022	310,554
Total operating expenses	359,817	92,831	4,758,568

Operating loss	(336,664)	(92,831)	(4,658,126)

Other income (expense)
Interest income	-	-	34,713
Interest expense	-	-	(77,480)
Change in fair value of warrant liability	-	-	65,635
Loss on disposal of fixed assets	-	-	(9,800)
Foreign exchange gain (loss)	-	-	2,424
Total other income (expense)	-	-	15,492

Net loss	$(336,664)	$(92,831)	$(4,642,634)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	20,294,631	8,449,839

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

						Deficit Accumulated
	Common Stock		Common Stock Issuable		Additional	During the Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	-	$-	$-	$-	$-

Common stock issued at $0.00125 per share to a related party for management services	4,000,000	4,000	-	-	1,000	-	5,000

Common stock issued for cash at $0.3125 per share during fiscal year ended March 31, 1999	272,000	272	-	-	84,728	-	85,000

Net loss, inception (November 6, 1998) to March 31, 1999	-	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	4,272,000	4,272	-	-	85,728	(7,470)	82,530

Net loss, year ended March 31, 2000	-	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	4,272,000	4,272	-	-	85,728	(23,655)	66,345

Net loss, year ended March 31, 2001	-	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	4,272,000	4,272	-	-	85,728	(195,448)	(105,448)

Common stock issued for cash at $0.125 per share, October 17, 2001	2,000,000	2,000	-	-	248,000	-	250,000

Net loss, year ended March 31, 2002	-	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	6,272,000	6,272	-	-	333,728	(339,989)	11

Common stock issued to a related party for services rendered at $0.10 per share, August 5, 2002	480,500	481	-	-	47,569	-	48,050

Common stock issued to a related party for services rendered at $0.10 per share, August 5, 2002	240,000	240	-	-	23,760	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(240,000)	(240)	-	-	(23,760)	-	(24,000)

Net loss, year ended March 31, 2003	-	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	6,752,500	6,753	-	-	381,297	(489,922)	(101,872)

Net loss, year ended March 31, 2004	-	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	6,752,500	6,753	-	-	381,297	(560,054)	(172,004)

Net loss, year ended March 31, 2005	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2005	6,752,500	6,753	-	-	381,297	(619,548)	(231,498)

Common stock issued upon exercise of warrants, at $0.25 per share, June 9, 2005 and June 30, 2005	624,000	624	-	-	155,376	-	156,000

Common stock issued upon exercise of stock option, at $0.65 per share, October 7, 2005	10,000	10	-	-	6,490	-	6,500

Stock-based compensation expense	-	-	-	-	785,536	-	785,536

Net loss, year ended March 31, 2006	-	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	7,386,500	7,387	-	-	1,328,699	(1,461,703)	(125,617)

Stock-based compensation expense	-	-	-	-	54,443	-	54,443

Net loss, year ended March 31, 2007	-	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	7,386,500	7,387	-	-	1,383,142	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	-	1,259,000

Net loss, year ended March 31, 2008	-	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	7,386,500	7,387	-	1,259,000	1,383,142	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008	820,002	820	-	(1,259,000)	2,399,180	-	1,141,000

Stock-based compensation expense	-	-	-	-	12,235	-	12,235

						Deficit Accumulated
	Common Stock		Common Stock Issuable		Additional	During the Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Common stock issued upon exercise of warrants, at $3.00 per share in May 2008	243,335	243	-	-	729,757	-	730,000

Net loss, year ended March 31, 2009	-	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	-	-	4,524,314	(3,326,324)	1,206,440

Stock-based compensation expense	-	-	-	-	19,758	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(749,667)	684,032	(65,635)

Net loss, year ended March 31, 2010	-	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	-	-	3,794,405	(2,904,050)	898,805

Stock-based compensation expense	-	-	-	-	11,438	-	11,438

Net loss, year ended March 31, 2011	-	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	-	-	3,805,843	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	9	-	-	-	-	-	-

Stock-based compensation expense	-	-	-	-	3,819	-	3,819

Reversal of stock-based compensation expense	-	-	-	-	(16,182)	-	(16,182)

Common stock issued for purchase of oil and gas lease on July 29, 2011	1,800,000	1,800	-	-	1,816,200	-	1,818,000

Common stock and warrants issued for cash in October - December 2011	1,174,785	1,175	-	-	703,695	-	704,870

Common stock and warrants issued for acquisition of subsidiary on March 30, 2012	-	-	8,870,000	8,870	24,378,486	-	24,387,356

Net loss, year ended March 31, 2012	-	-	-	-	-	(534,222)	(534,222)

Balance, March 31, 2012	11,424,631	11,425	8,870,000	8,870	30,691,861	(3,621,938)	27,090,218

Issuance of "common stock issuable" at March 31, 2012	8,870,000	8,870	(8,870,000)	(8,870)	-	-	-

Stock-based compensation expense	-	-	-	-	45,581	-	45,581

Net loss, three months ended June 30, 2012	-	-	-	-	-	(336,664)	(336,664)

Balance, June 30, 2012	20,294,631	$20,295	-	$-	$30,737,442	$(3,958,602)	$26,799,135

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

AND FROM INCEPTION (NOVEMBER 6, 1998) TO JUNE 30, 2012

(Expressed in U.S. Dollars)

(Unaudited)

			From Inception
	Three Months Ended		(November 6, 1998) to
	June 30,		June 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(336,664)	$(92,831)	$(4,642,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	6,268
Common stock issued for services	-	-	53,050
Change in fair value of warrant liability	-	-	(65,635)
Stock-based compensation expense	45,581	2,154	932,810
Reversal of stock-based compensation expense	-	-	(16,182)
Loss on disposal of fixed assets	-	-	9,800
Write off of oil, gas and mineral leases	-	-	112,000
Change in operating assets and liabilities:
Increase in accounts receivable	(4,714)	-	(13,668)
Increase in prepaid expenses and other current assets	(33,297)	(475)	(60,255)
Increase (decrease) in accounts payable	(147)	20,306	46,656
Increase in accrued liabilities	16,650	-	16,650
Net cash used in operating activities	(312,591)	(70,846)	(3,621,140)

Cash flows from investing activities
Purchase of property and equipment	-	-	(16,068)
Cash received in acquisition of subsidiary	-	-	378,436
Purchase of oil, gas and mineral leases	(155,073)	-	(520,573)
Development and exploration costs related to oil and gas leases	(2,550)	-	(40,916)
Net cash used in investing activities	(157,623)	-	(199,121)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	-	4,332,370
Proceeds from loans from related party	-	-	510,000
Repayment of loans from related party	-	-	(510,000)
Net cash provided by financing activities	-	-	4,332,370

Increase (decrease) in cash and cash equivalents	(470,214)	(70,846)	512,109

Cash and cash equivalents at beginning of period	982,323	724,558	-

Cash and cash equivalents at end of period	$512,109	$653,712	$512,109

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000
Issuance of common stock for purchase of oil and gas lease on July 29, 2011	$-	$-	$1,818,000
Issuance of common stock and warrants for acquisition of subsidiary on March 30, 2012	$-	$-	$24,387,356

(The accompanying notes are an integral part of these consolidated financial statements)

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The Company, based in Houston, Texas, is an independent oil and gas company focusing on discovering, acquiring and developing multiple objective onshore oil and natural gas resources in prolific and productive geological formations in North America. Through its wholly owned subsidiary, Armada Oil and Gas, Inc. (“Armada Oil and Gas”), the Company is pursuing projects located in Southern Wyoming. Armada Oil and Gas holds interests in Carbon County, Wyoming that include leasehold interests in 1,280 acres, and an option to acquire leasehold interests to an additional 23,700 acres (the “Wyoming Property”), in the Niobrara and Casper formation project near existing infrastructure, which includes oil and natural gas pipelines, oil refineries and gas processing plants as well as various productive oil and natural gas fields. The Company also intends to pursue exploration and development projects in Texas.

Note 2. Going Concern Uncertainties

The Company is an exploration stage company with only a limited operating history on which to base an evaluation of its current business and future prospects. As of June 30, 2012, the Company had an accumulated deficit of $3,958,602 and, for the three months ended June 30, 2012, reported negative cash flows from operating activities. The Company has only begun engaging in the oil and gas exploration and development business and it does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of the Company’s business is unproven. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending on March 31, 2013, or any other interim period. For further information, refer to the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2012.

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

Reclassifications

Certain reclassifications have been made to prior fiscal period amounts or balances to conform to the presentation adopted in the current fiscal year.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. Currently the Company has amounts deposited with financial institutions in excess of federally insured limits.

Accounts Receivable

Accounts receivable represents that portion of the Company’s net revenue interest in its oil and gas leases that has not been collected at the end of each period presented. To date, management has determined that no allowance for doubtful accounts is necessary.

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

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. Accordingly, as of June 30, 2012, no amortization of capitalized costs of oil and gas properties was recorded. Further, based on a recent engineering report prepared with respect to the Wyoming Property, and the relatively recent acquisitions in Texas, management has determined that no impairment currently exists.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of June 30, 2012, the Company does not have an ARO.

Oil and Gas Revenue

The Company recognizes oil and gas revenue when oil and gas production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. Delivery occurs and title is transferred when production has been delivered to a purchaser’s pipeline or truck. As a result of the numerous requirements necessary to gather information from purchasers or various measurement locations, calculate volumes produced, perform field and wellhead allocations, distribute and disburse funds to various working interest partners and royalty owners, the collection of revenues from oil and gas production may take up to 45 days following the month of production. Therefore, the Company may make accruals for revenues and accounts receivable based on estimates of its share of production. Since the settlement process may take 30 to 60 days following the month of actual production, the Company’s financial results may include estimates of production and revenues for the related time period. The Company will record any differences between the actual amounts ultimately received and the original estimates in the period they become finalized.

Fair Values of Financial Instruments

The Company measures certain financial assets and liabilities at fair value based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in on orderly transaction between market participants. See “Note 6. Fair Value Measurements.”

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 7. Stock Options” and “Note 8. Warrants.”

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

Note 4. Net Loss Per Share

During the three months ended June 30, 2012 and 2011, the Company recorded a net loss. As such, the inclusion of shares of common stock to be issued from the exercise of stock options and warrants would be anti-dilutive and basic and diluted net loss per share is the same for those periods. There were 164,000 stock options excluded from the computation of diluted net loss per share for the three months ended June 30, 2012 with a weighted-average exercise price of $1.64 per share. Also excluded from the computation were Series A Warrants, Series B Warrants, and Series C Warrants to acquire 1,174,785, 2,520,000, and 2,520,000 shares of common stock, respectively, with weighted-average exercise prices of $1.25, $2.00, and $3.00 per share, respectively. Excluded from the computation of diluted net loss per share for the three months ended June 30, 2011 were stock options to acquire 20,000 shares of common stock with a weighted-average exercise price of $3.08 per share.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
Numerator - net loss	$(336,664)	$(92,831)

Denominator - weighted average number of common shares outstanding - basic and diluted	20,294,631	8,449,839

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Note 5. Oil and Gas Properties

Following is the aggregate amount of capitalized costs relating to oil and gas producing activities and the aggregate amount of related accumulated depreciation, depletion, and amortization at June 30, 2012 and March 31, 2012:

Three Months
Ended
June 30, 2012
Unproven oil and gas properties at March 31, 2012	$26,130,404
Lease and acquisition costs	155,073
Development and exploration costs	2,550
26,288,027
Impairment and depletion, depreciation and amortization	-
Unproven oil and gas properties at June 30, 2012	$26,288,027

Gonzales County, Texas Property (“GC Property”)

Unproven oil and gas properties at June 30, 2012 and March 31, 2012, includes the estimated fair value of the Gonzales County Asset Purchase Agreement (“GC APA”) on the date of acquisition. Effective July 29, 2011, the Company entered into the GC APA, whereby it issued 1,800,000 shares of its common stock to acquire the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas. The closing price of the Company’s common stock on July 29, 2011 (as quoted on the OTC Markets Group Inc. OTCQBTM tier), was $1.01 per share, resulting in an estimated fair value of $1,818,000 on the date of acquisition.

Young County, Texas Property (“YC Property”)

Unproven oil and gas properties at June 30, 2012 and March 31, 2012 includes the estimated fair value of the Young County Asset Purchase Agreement (“YC APA”) on the date of acquisition. Effective July 29, 2011, the Company entered into the YC APA, whereby it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total cash compensation of $128,500.

Archer County, Texas Property (“AC Property”)

Unproven oil and gas properties at June 30, 2012 and March 31, 2012, includes the estimated fair value of the Archer County Acquisition Agreement (“AC AA”) on the date of acquisition. Effective September 16, 2011, the Company entered into the AC AA, whereby it acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas for total cash compensation of $125,000.

Armada Oil and Gas

On March 30, 2012, the Company completed the acquisition of Armada Oil and Gas through a share exchange agreement (the “Share Exchange Agreement”) and assumed a Purchase and Option Agreement between Armada Oil and Gas and TR Energy, through which it received leasehold interests in 1,280 acres of land, engineering data, and 2D seismic, as well as an option to purchase leasehold interests to an additional 23,700 acres, in the Niobrara and Casper formation projects. The Company believes that this acquisition supports its business plan of discovering, acquiring, and developing onshore oil and natural gas resources in prolific and productive geological formations in North America.

Pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants with the Company in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share, and 2,520,000 Series C Warrants allowing the Armada Oil and Gas stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share (collectively the “Purchase Consideration”).

The fair value of the Purchase Consideration on the date of acquisition was $24,387,356. The closing price of the Company’s common stock on March 30, 2012 (as quoted on the OTC Markets Group Inc. OTCQBTM tier), was $1.80 per share (a Level 1 input), resulting in an estimated fair value of the 8,870,000 shares of common stock of $15,966,000. The fair value of the 2,520,000 Series B Warrants, as calculated using the Black-Scholes model, was $4,125,716, using the following assumptions (Level 3 inputs): risk-free interest rate of 1.04%; expected lives of 5 years, expected volatility of 152.56%, and a 0% dividend yield. The fair value of the 2,520,000 Series C Warrants, as calculated using the Black-Scholes model, was $4,295,640, using the following assumptions (Level 3 inputs): risk-free interest rate of 1.61%; expected lives of 7 years, expected volatility of 152.56%, and a 0% dividend yield.

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

Leasing Activity

During the three month period ended June 30, 2012, the Company renewed existing leases and entered into new leases associated with the Wyoming Property for a total cost of $155,073. At June 30, 2012, the Company has 1,648 acres associated with the Wyoming Property requiring total future lease payments of $84,494 through June 30, 2013.

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

Fair Value of Financial Instruments

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Accrued Liabilities. The carrying amounts for these instruments approximate fair value due to the short-term nature or maturity of the instruments.

Note 7. Stock Options

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the “2002 Plan”), which had 4,000,000 shares reserved for issuance thereunder. The 2002 Stock Plan expires in September 2012. In anticipation of its expiration, by way of Unanimous Written Consent dated April 27, 2012, the Board of Directors (the “Board”) approved the terms and provisions of the 2012 Long-Term Incentive Plan (“2012 Incentive Plan”). The 2012 Incentive Plan was approved by shareholders owning the majority of the Company’s shares of common stock and became effective on May 1, 2012, after which time no new equity awards may be made under the 2002 Plan. Pursuant to an Option Exchange Agreement dated June 15, 2012, the 14,000 stock options outstanding under the 2002 Plan were exchanged for an equal number of options issued under, and in accordance with the terms of the 2012 Incentive Plan. All terms of the original option grants remain the same. The Company has reserved 5,000,000 shares of common stock for issuance upon grant or exercise of awards by participants under the 2012 Incentive Plan, none of which are currently registered with the SEC. The 2012 Incentive Plan provided shares available for options granted to employees, directors, and others. Stock options granted under the 2012 Incentive Plan generally vest over one to five years or as otherwise determined by the Board or committee of the Board. Options to purchase shares of common stock expire no later than ten years after the date of grant.

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

The following table sets forth the stock-based compensation expense resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011

Director and management fees	$45,581	$2,154
Total	$45,581	$2,154

Following is a summary of the Company’s stock option activity for the three months ended June 30, 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Options	Exercise Price	Term	Value
Outstanding at March 31, 2012	14,000	$2.61
Grants	150,000	1.55
Outstanding at June 30, 2012	164,000	$1.64	9.6 years	$0
Exercisable at June 30, 2012	40,000	$1.88	9.0 years	$0
Available for grant at June 30, 2012	4,836,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its first quarter of fiscal year 2013 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Grants

Effective May 10, 2012, the Company appointed Mr. Kenneth T. Hern and Mr. Will E.D. Matthews to serve on the Company’s Board. Effective May 30, 2012, Mr. Eric Wold, was appointed to the Board.

As compensation for their service on the Board, each of Messrs. Hern, Matthews, and Wold, received a grant of 50,000 stock options pursuant to the Company’s 2012 Incentive Plan. 10,000 of these options vest immediately upon appointment; 20,000 vest on the one-year anniversary of service; and the remaining 20,000 vest on the two-year anniversary. The stock option is further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have until the second anniversary of the termination date to exercise vested stock options, if any.

The stock options granted on May 10, 2012, have an exercise price of $1.60 per share, the fair value of the Company’s common stock on the date of grant and expire 10 years from the date of grant. The fair value of the aggregate 100,000 stock options granted on May 10, 2012, was estimated at $1.17 each, for a total of $117,000, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 90.88%, risk-free interest rate of 0.79%, expected lives of 5.75 years, and a 0% dividend yield.

The stock option granted on May 30, 2012 has an exercise price of $1.45 per share, the fair value of the Company’s common stock on the date of grant and expires 10 years from the date of grant. The fair value of the 50,000 stock options granted on May 30, 2012, was estimated at $1.04 each, for a total of $52,000, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 88.60%, risk-free interest rate of 0.69%, expected lives of 5.75 years, and a 0% dividend yield.

As of June 30, 2012, the Company had $125,153 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of two years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$1.45	50,000	9.9	$1.45	10,000	9.9	$1.45
1.60	100,000	9.9	1.60	20,000	9.9	1.60
2.00	10,000	6.3	2.00	6,000	6.3	2.00
4.15	4,000	6.2	4.15	4,000	6.2	4.15
$1.45 -$4.15	164,000	9.6	$1.64	40,000	9.0	$1.88

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 8. Warrants

The following table summarizes warrant-related activity for the three months ended June 30, 2012:

					Weighted
					Average
		Number of Warrants		Number of Warrants	Remaining Contractual
	Exercise	Outstanding at		Outstanding at	Term (Years) at
Series	Price	March 31, 2012	Issued	June 30, 2012	June 30, 2012

A	$1.25	1,174,785	-	1,174,785	1.4
B	2.00	2,520,000	-	2,520,000	4.8
C	3.00	2,520,000	-	2,520,000	6.8
		6,214,785	-	6,214,785	4.9

The weighted average exercise price of the warrants is $2.26 per share.

All Series A Warrants outstanding and exercisable at June 30, 2012 were issued pursuant to the 2011 Private Placement consisting of the sale of 2,500,000 Units at a price of $0.60 per Unit. Each Unit consisted of one share of the Company’s common stock and one Series A Warrant to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011, raising $704,870 in the sale of 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

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

See “Note 5. Oil and Gas Properties” for additional information.

Note 9. Subsequent Events

Effective July 2, 2012, the Company entered into Supplemental Agreement No. 1 to Master Agreement with Geokinetics USA, Inc. (“Geokinetics”), pursuant to which Geokinetics will conduct a 3 dimensional (3-D) seismic survey on the Company’s acreage position in Carbon County, Wyoming. The survey will cover approximately 41.05 square miles (26,272 acres).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended June 30, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including those set forth under “Risk Factors” in our Form 10-K for the year ended March 31, 2012 as filed with the Securities and Exchange Commission, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

Except where the context otherwise requires and for purposes of this 10-Q only, “we,” “us,” “our,” “Company,” and “our Company,” refer to Armada Oil, Inc., a Nevada corporation, and its consolidated subsidiaries.

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

Key events that occurred during the three months ended June 30, 2012:

Effective May 1, 2012, Mr. Amit Dang resigned as our CEO and as a member of our Board of Directors (the “Board”). Simultaneously, we appointed Rhonda B. Rosen as our CFO and Treasurer. Ms. Rosen was appointed as our Secretary, effective May 9, 2012. Pursuant to the terms of an Employment Agreement, Ms. Rosen will provide us with all services customarily rendered by a CFO on a part-time basis. As compensation for her services, Ms. Rosen will receive a monthly salary of $6,000.

Effective May 10, 2012, we appointed Mr. Kenneth T. Hern and Mr. Will E.D. Matthews to serve on our Board. Effective May 30, 2012, Mr. Eric Wold, was appointed to the Board.

As compensation for their service on the Board, each of Messrs. Hern, Matthews, and Wold, received a grant of 50,000 options pursuant to our 2012 Incentive Plan. 10,000 of these options vested immediately upon appointment; 20,000 vest on the one-year anniversary of service; and the remaining 20,000 vest on the two-year anniversary. Additionally, all Board members will receive a cash payment of $3,000 for each meeting attended in person and $500 for each meeting attended telephonically. Travel and related out-of-pocket expenses incurred in connection with their duties as members of the Board will be reimbursed.

We engaged an independent third party (the “Valuation Firm”) to perform a valuation of the Wyoming Property acquired pursuant to the Purchase and Option Agreement assumed as part of the acquisition of Armada Oil and Gas on March 30, 2012. We paid the Valuation firm approximately $17,000 for providing their services.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our exploration and production efforts and the infusion of additional capital. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2012 and 2011

Oil Sales

Oil production for the three months ended June 30, 2012 and 2011, was 390 barrels and 0 barrels, respectively, generating revenue of $23,153 during the three months ended June 30, 2012, only, for an average price per barrel of $59.31. We did not own any oil and gas producing properties until the July 29, 2011, purchase of the Young County property and the September 16, 2011, purchase of the Archer County property. As such, we did not have any oil related sales prior to that time.

Operating Expenses

Below is a summary of our operating expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,		Increase /
	2012	2011	(Decrease)
Operating expenses
Professional fees	$96,385	$65,930	$30,455
Lease operating expenses	62,061	-	62,061
Salaries and benefits	65,747	-	65,747
Director and management fees	62,580	14,754	47,826
Public and investor relations	35,453	1,125	34,328
Travel and entertainment	23,062	-	23,062
Other operating expenses	14,529	11,022	3,507
Total operating expenses	$359,817	$92,831	$266,986

Professional Fees

Professional fees substantially consist of accounting fees, audit and tax fees, legal fees, and SEC related filing costs.

Professional fees for the three months ended June 30, 2012 and 2011, were $96,385 and $65,930, respectively. The increase of $30,455 was partially due to $25,433 paid for reserve and valuation work with respect to the Wyoming Property, and to an increase in accounting and audit fees of $14,736 due to additional services rendered in connection with our acquisition of Armada Oil and Gas, Inc. on March 30, 2012. Offsetting these increases was a decrease in legal fees of $12,520 due to the fact that we entered into a fixed monthly-fee contract with our legal counsel to provide services related to our SEC filings and other routine corporate matters, as well as to a higher level of legal activity in the first quarter of 2011, including a name change, a reverse stock split, changes in the composition of our management and Board, and our acquisition of oil and gas property in Texas.

Lease Operating Expenses

Lease operating expenses for the three months ended June 30, 2012 and 2011, were $62,061 and $0, respectively. During the three months ended June 30, 2012, we conducted repairs on, and further developed both the Young County, Texas and Archer County, Texas properties, including performing acid jobs on many of the injection wells in order to increase production.

Salaries and Benefits

Salaries and benefits for the three months ended June 30, 2012 and 2011, were $65,747 and $0, respectively. Salary and benefits for the three months ended June 30, 2012, represents three months of salary, related payroll taxes, and health benefits, for Mr. Cerna, our CEO, and two months of salary and related payroll taxes for Ms. Rosen, who was appointed our CFO, effective May 1, 2012.

Director and Management Fees

Director and management fees for the three months ended June 30, 2012 and 2011, were $62,580 and $14,754, respectively. The increase of $47,826 is substantially due to an increase in stock-based compensation of $43,427 as a result of the 50,000 stock options granted to each of Messrs. Hern, Matthews, and Wold. Also contributing to the increase was an increase in management fees of $4,900 incurred for services provided by Mr. Dang as his compensation was increased from $1,700 to $5,000 per month, effective August 1, 2011.

Public and Investor Relations

Public and investor relations costs represent fees paid to publicize our business within the industry and investor community with the purpose of increasing company recognition and branding and to provide shareholder communications. We utilize various third parties to manage our public and investor relations activities.

Public and investor relations expenses for the three months ended June 30, 2012 and 2011, were $35,453 and $1,125, respectively. The increase of $34,328 is substantially due to $22,900 paid to our public relations agency, whereby we pay $7,700 per month for such services plus reimbursement of administrative expenses. During the three months ended June 30, 2012, we also incurred $6,713 to re-design our website and for on-going monthly maintenance fees and incurred $4,715 for press releases announcing the appointments of officers and directors and our name change to Armada Oil, Inc.

Travel and Entertainment

Travel and entertainment expenses for the three months ended June 30, 2012 and 2011, were $23,062 and $0, respectively. The majority of these costs related to the June 2012 Board meeting in Denver, Colorado and the related site visit to the Wyoming Property.

Other Operating Expenses

Other operating expenses include rent, telephone, office supplies, postage and printing, information technology related fees, and other administrative costs.

Other operating expenses for the three months ended June 30, 2012 and 2011, were $14,529 and $11,022, respectively. The increase of $3,507 is primarily due to $4,218 paid for a D&O policy that was effective November 9, 2011.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2012, was $336,664, compared to a net loss of $92,831 for the three months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had a cumulative deficit of $3,958,602. At June 30, 2012, we had cash and cash equivalents of $512,109 compared to $982,323 at March 31, 2012. Our cash and cash equivalents are held in bank deposit accounts. At June 30, 2012, we had no outstanding debt.

In October 2011, we entered into a self directed placement (the “2011 Private Placement”) consisting of the sale of 2,500,000 units (the “Units”) at a price of $0.60 per Unit. Each Unit consisted of one share of our common stock and one Series A Common Stock Purchase Warrant (the “Series A Warrants”) to purchase a share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011 at which time we raised $704,870 and issued 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

Since inception, we have financed our operations primarily from the funds raised in the 2011 Private Placement, $2,400,000 raised pursuant to a private placement completed in April 2008, and $730,000 received from the exercise of warrants in fiscal 2009. Additionally, as part of the acquisition of Armada Oil and Gas, we acquired $378,436 of cash.

Net cash used in operating activities was $312,591 for the three months ended June 30, 2012, compared to net cash used in operating activities of $70,846 for the prior year. The increase in cash used in operating activities of $196,818 was substantially due to the increased net loss of $336,664 for the three months ended June 30, 2012, compared to a net loss of $92,831 for the same period in the prior year. Net cash used was also offset in part by an increase in stock-based compensation expense and an increase in accrued liabilities.

Net cash used in investing activities was $157,623 for the three months ended June 30, 2012, compared to net cash used in investing activities of $0 for the prior year. During the three months ended June 30, 2012, we incurred cash expenditures for renewing existing leases and entering into new leases with respect to the Wyoming Property.

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

Other Contractual Obligations

At June 30, 2012, our contractual obligations consisted of future minimum lease payments of $3,954 pursuant to our corporate office leases in Houston, Texas and additional office space in San Carlos, California. At June 30, 2012, we also have future lease payments associated with the Wyoming Property of $84,494 that are due through June 30, 2013. In addition, we have future minimum payments of $75,489 due over the next twelve months pursuant to contractual agreements with third parties for public and investor relations services, legal services, and SEC related filing services.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation. (2)

3.2	Articles of Incorporation, as amended. (1)

3.3	Articles of Incorporation, as amended for name change to Armada Oil, Inc. (6)

3.4	By Laws. (2)

4.1	Form of Series A Common Stock Purchase Warrant. (5)

4.2	Form of Series B Common Stock Purchase Warrant. (7)

4.3	Form of Series C Common Stock Purchase Warrant. (7)

4.4	Form of Nonstatutory Stock Option Agreement. *

10.1	Executive Services Agreement dated August 30, 2010, between International Energy, Inc. and Amit S. Dang. (5)

10.2	Share Exchange Agreement dated March 21, 2012, between NDB Energy, Inc., Armada Oil, Inc. and the Armada Stockholders (9)

10.3	At-Will Employment Agreement between NDB Energy, Inc. and Rhonda B. Rosen, dated May 1, 2012. (6)

10.4	Employment Agreement dated July 29, 2011, between NDB Energy, Inc. and James J. Cerna, Jr. (3)

10.5	Master Geophysical Data Acquisition Agreement between Armada Oil, Inc. and Geokinetics USA, Inc., dated June 1, 2012. (10)

10.6	Redacted Supplemental Agreement No. 1 to Master Agreement between Armada Oil, Inc. and Geokinetics USA, Inc., dated July 2, 2012. (10)

99.1	International Energy, Inc. – 2002 Incentive Stock Plan. (4)

99.2	NDB Energy, Inc. 2012 Long-Term Incentive Plan. (8)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*Filed herewith.

(1) Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended December 31, 2009 filed with the Commission on February 22, 2010.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on June 23, 2008.

(3) Incorporated by reference to the Company’s Form 8-K filed with the Commission on August 4, 2011.

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

(6) Incorporated by reference to the Company’s Form 8-K filed with the Commission on May 7, 2012.

(7) Incorporated by reference to the Company’s Form 8-K filed with the Commission on April 3, 2012.

(8) Incorporated by reference to the Company’s Report on Form 10-K for the year ended March 31, 2012 filed with the Commission on June 27, 2012.

(9) Incorporated by reference to the Company’s Form 8-K filed with the Commission on March 27, 2012.

(10) Incorporated by reference to the Company’s Form 8-K filed with the Commission on July 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armada Oil, Inc.
(Registrant)

August 14, 2012	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr.
President, Chief Executive Officer, and Director

August 14, 2012	By:	/s/ Rhonda B. Rosen
Rhonda B. Rosen
Chief Financial Officer

