Form 10-Q
period 2012-09-30
Armada Oil, Inc.
filed 2012-11-13
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of November 13, 2012, there were 20,294,631 shares of the registrant’s common stock outstanding.

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

FORM 10-Q

For the Periods Ended September 30, 2012 and 2011

Table of Contents

PART I FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$579,999	$982,323
Accounts receivable	8,276	8,954
Prepaid expenses and other current assets	29,831	26,958
Total current assets	618,106	1,018,235

Oil and gas properties
Properties subject to amortization, net	162,749	166,866
Properties not subject to amortization	26,986,583	25,963,538
Deposits on lease acquisitions	118,879	-
Oil and gas properties, net	27,268,211	26,130,404

Total assets	$27,886,317	$27,148,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$911,390	$58,421
Stock payable	428,000	-
Total current liabilities	1,339,390	58,421

Non-current liabilities
Asset retirement obligations	63,440	-
Total non-current liabilities	63,440	-

Total liabilities	1,402,830	58,421

Commitments and contingencies

STOCKHOLDERS' EQUITY

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 20,294,631 and 11,424,631 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	20,295	11,425
Common stock issuable: 0 and 8,870,000 shares at September 30, 2012 and March 31, 2012, respectively	-	8,870
Additional paid-in capital	30,763,195	30,691,861
Deficit accumulated during the exploration stage	(4,300,003)	(3,621,938)

Total stockholders' equity	26,483,487	27,090,218

Total liabilities and stockholders' equity	$27,886,317	$27,148,639

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
	Three Months Ended		Six Months Ended		(November 6, 1998) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue
Oil sales	$26,197	$19,645	$49,350	$19,645	$126,639

Operating expenses
Lease operating expenses	50,586	35,348	112,647	35,348	258,097
Impairment of oil and gas properties	-	-	-	-	112,000
Depletion, accretion, and depreciation expense	48,574	-	48,574	-	54,842
General and administrative expenses	268,442	107,792	566,198	200,623	4,445,733
Loss on disposal of fixed assets	-	-	-	-	9,800
Research and development	-	-	-	-	255,498
Total operating expenses	367,602	143,140	727,419	235,971	5,135,970

Operating loss	(341,405)	(123,495)	(678,069)	(216,326)	(5,009,331)

Other income (expense)
Interest income	4	-	4	-	34,717
Interest expense	-	-	-	-	(77,480)
Change in fair value of warrant liability	-	-	-	-	65,635
Foreign exchange gain (loss)	-	-	-	-	2,424
Total other income (expense)	4	-	4	-	25,296

Net loss	$(341,401)	$(123,495)	$(678,065)	$(216,326)	$(4,984,035)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	20,294,631	9,702,013	20,294,631	9,079,347

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2012

(Unaudited)

						Deficit Accumulated
	Common Stock		Common Stock Issuable		Additional	During the Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Inception, November 6, 1998	-	$-	-	$-	$-	$-	$-

Common stock issued at $0.00125 per share to a related party for management services	4,000,000	4,000	-	-	1,000	-	5,000

Common stock issued for cash at $0.3125 per share during fiscal year ended March 31, 1999	272,000	272	-	-	84,728	-	85,000

Net loss, inception (November 6, 1998) to March 31, 1999	-	-	-	-	-	(7,470)	(7,470)

Balance, March 31, 1999	4,272,000	4,272	-	-	85,728	(7,470)	82,530

Net loss	-	-	-	-	-	(16,185)	(16,185)

Balance, March 31, 2000	4,272,000	4,272	-	-	85,728	(23,655)	66,345

Net loss	-	-	-	-	-	(171,793)	(171,793)

Balance, March 31, 2001	4,272,000	4,272	-	-	85,728	(195,448)	(105,448)

Common stock issued for cash at $0.125 per share, October 17, 2001	2,000,000	2,000	-	-	248,000	-	250,000

Net loss	-	-	-	-	-	(144,541)	(144,541)

Balance, March 31, 2002	6,272,000	6,272	-	-	333,728	(339,989)	11

Common stock issued to a related party for services rendered at $0.10 per share, August 5, 2002	480,500	481	-	-	47,569	-	48,050

Common stock issued to a related party for services rendered at $0.10 per share, August 5, 2002	240,000	240	-	-	23,760	-	24,000

Cancellation of previously issued common stock, February 4, 2003	(240,000)	(240)	-	-	(23,760)	-	(24,000)

Net loss	-	-	-	-	-	(149,933)	(149,933)

Balance, March 31, 2003	6,752,500	6,753	-	-	381,297	(489,922)	(101,872)

Net loss	-	-	-	-	-	(70,132)	(70,132)

Balance, March 31, 2004	6,752,500	6,753	-	-	381,297	(560,054)	(172,004)

Net loss	-	-	-	-	-	(59,494)	(59,494)

Balance, March 31, 2005	6,752,500	6,753	-	-	381,297	(619,548)	(231,498)

Common stock issued upon exercise of warrants, at $0.25 per share, June 9, 2005 and June 30, 2005	624,000	624	-	-	155,376	-	156,000

Common stock issued upon exercise of stock option, at $0.65 per share, October 7, 2005	10,000	10	-	-	6,490	-	6,500

Stock-based compensation expense	-	-	-	-	785,536	-	785,536

Net loss	-	-	-	-	-	(842,155)	(842,155)

Balance, March 31, 2006	7,386,500	7,387	-	-	1,328,699	(1,461,703)	(125,617)

Stock-based compensation expense	-	-	-	-	54,443	-	54,443

Net loss	-	-	-	-	-	(224,862)	(224,862)

Balance, March 31, 2007	7,386,500	7,387	-	-	1,383,142	(1,686,565)	(296,036)

Common stock issuable in March 2008	-	-	-	1,259,000	-	-	1,259,000

Net loss	-	-	-	-	-	(411,934)	(411,934)

Balance, March 31, 2008	7,386,500	7,387	-	1,259,000	1,383,142	(2,098,499)	551,030

Common stock and warrants issued for cash and placement fees in April 2008	820,002	820	-	(1,259,000)	2,399,180	-	1,141,000

Stock-based compensation expense	-	-	-	-	12,235	-	12,235

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 6, 1998) TO SEPTEMBER 30, 2012

(Unaudited)

						Deficit Accumulated
	Common Stock		Common Stock Issuable		Additional	During the Exploration	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Common stock issued upon exercise of warrants, at $3.00 per share in May 2008	243,335	243	-	-	729,757	-	730,000

Net loss	-	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	-	-	4,524,314	(3,326,324)	1,206,440

Stock-based compensation expense	-	-	-	-	19,758	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(749,667)	684,032	(65,635)

Net loss	-	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	-	-	3,794,405	(2,904,050)	898,805

Stock-based compensation expense	-	-	-	-	11,438	-	11,438

Net loss	-	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	-	-	3,805,843	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	9	-	-	-	-	-	-

Stock-based compensation expense	-	-	-	-	3,819	-	3,819

Reversal of stock-based compensation expense	-	-	-	-	(16,182)	-	(16,182)

Common stock issued for purchase of oil and gas lease on July 29, 2011	1,800,000	1,800	-	-	1,816,200	-	1,818,000

Common stock and warrants issued for cash in October – December 2011	1,174,785	1,175	-	-	703,695	-	704,870

Common stock and warrants issued for acquisition of subsidiary on March 30, 2012	-	-	8,870,000	8,870	24,378,486	-	24,387,356

Net loss	-	-	-	-	-	(534,222)	(534,222)

Balance, March 31, 2012	11,424,631	11,425	8,870,000	8,870	30,691,861	(3,621,938)	27,090,218

Issuance of “common stock issuable” at March 31, 2012	8,870,000	8,870	(8,870,000)	(8,870)	-	-	-

Stock-based compensation expense	-	-	-	-	71,334	-	71,334

Net loss	-	-	-	-	-	(678,065)	(678,065)

Balance, September 30, 2012	20,294,631	$20,295	-	$-	$30,763,195	$(4,300,003)	$26,483,487

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
	Six Months Ended		(November 6, 1998) to
	September 30,		September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(678,065)	$(216,326)	$(4,984,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, accretion, and depreciation expense	48,574	-	54,842
Impairment of oil and gas properties	-	-	112,000
Stock-based compensation expense	71,334	2,859	958,563
Reversal of stock-based compensation expense	-	(16,182)	(16,182)
Common stock issued for services	-	-	53,050
Loss on disposal of fixed assets	-	-	9,800
Change in fair value of warrant liability	-	-	(65,635)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	678	(2,739)	(8,276)
Increase in prepaid expenses and other current assets	(2,873)	(253)	(29,831)
Increase in accounts payable	198,313	64,692	245,116
Increase in accrued payroll liability	-	32,295	-
Net cash used in operating activities	(362,039)	(135,654)	(3,670,588)

Cash flows from investing activities
Purchase of oil and gas properties	(276,107)	(253,500)	(641,607)
Deposits on lease acquisitions	(118,879)	-	(118,879)
Development and exploration costs related to oil and gas properties	(73,299)	(10,947)	(111,665)
Purchase of property and equipment	-	-	(16,068)
Cash received in acquisition of subsidiary	-	-	378,436
Net cash used in investing activities	(468,285)	(264,447)	(509,783)

Cash flows from financing activities
Proceeds from the pending issuance of common stock and warrants	428,000	-	4,760,370
Net cash provided by financing activities	428,000	-	4,760,370

Increase (decrease) in cash and cash equivalents	(402,324)	(400,101)	579,999

Cash and cash equivalents at beginning of period	982,323	724,558	-

Cash and cash equivalents at end of period	$579,999	$324,457	$579,999

Supplemental disclosure of cash flow information:
Interest paid in cash	$-	$-	$77,480
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000
Issuance of common stock for purchase of oil and gas properties on July 29, 2011	$-	$1,818,000	$1,818,000
Issuance of common stock and warrants for acquisition of subsidiary on March 30, 2012	$-	$-	$24,387,356
Accrued exploration costs related to oil and gas properties	$654,656	$-	$654,656
Change in asset retirement obligations	$55,924	$-	$55,924

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company, based in Houston, Texas, is an independent oil and gas company focusing on discovering, acquiring and developing multiple objective onshore oil and natural gas resources in prolific and productive geological formations in North America. Through its wholly owned subsidiary, Armada Oil and Gas, Inc. (“Armada Oil and Gas”), the Company is pursuing projects located in Southern Wyoming. Armada Oil and Gas holds interests in Carbon County, Wyoming that include leasehold interests in 2,288 acres, and an option to acquire leasehold interests to an additional 23,700 acres (the “Wyoming Property”), in the Niobrara and Casper formation project near existing infrastructure, which includes oil and natural gas pipelines, oil refineries and gas processing plants as well as various productive oil and natural gas fields.

Note 2. Going Concern Uncertainties

The Company is an exploration stage company with only a limited operating history on which to base an evaluation of its current business and future prospects. As of September 30, 2012, the Company had limited sources of revenue, negative working capital of $721,284, and an accumulated deficit of $4,300,003. Additionally, the Company has only begun engaging in the oil and gas exploration and development business and it does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of the Company’s business is unproven. The Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Armada Oil, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries, International Energy Corp., e.Deal Enterprises, Corp., and Armada Oil and Gas. Only Armada Oil and Gas is currently an active operating entity. All significant intercompany transactions and accounts have been eliminated in consolidation.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include accruals related to oil and gas sales and expenses; estimates used in determining oil and gas reserves, the carrying value of oil and gas properties, including the asset retirement obligations and related accretion, depletion, and impairment, if any, of such oil and gas properties; and assumptions used in the fair value of stock-based compensation.

Reclassifications

Certain reclassifications have been made to prior fiscal period amounts or balances to conform to the presentation adopted in the current fiscal year.

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has obtained a reserve study with estimated proven reserves, for its Young County, Texas Property. Accordingly, the Company recorded depletion expense of $41,058 related to this property during both the three and six month periods ended September 30, 2012. Accumulated depletion as of September 30, 2012 is $41,048.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. Based on a recent engineering report prepared with respect to the Wyoming Property, and review of the production data for the Archer County, Texas, Property, management has determined that no impairment currently exists with respect to those properties. Management is assessing geographic and production data to determine the need for reserve studies for these oil and gas properties.

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions, and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. There was no ceiling test impairment during the three and six month periods ended September 30, 2012 or 2011.

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

Asset Retirement Obligation

The Company records the fair value of an asset retirement obligation ("ARO") in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated ARO is capitalized as part of the carrying amount of the long-lived asset and is depreciated over time as the discounted liability is accreted to its expected settlement value. The determination of fair value is based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate. The cost of the asset retirement obligation, less estimated salvage values, is included in the computation of depreciation, depletion, and amortization.

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 8 Stock Options” and “Note 9 Warrants.”

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax consequences attributable to net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at March 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the six months ended September 30, 2012 and 2011 related to the losses incurred during such periods.

Subsequent Events

The Company has evaluated all transactions from September 30, 2012 through the financial statement issuance date for subsequent events disclosure consideration.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial position, operations or cash flows.

Note 4. Net Loss Per Share

During the three and six months ended September 30, 2012 and 2011, the Company recorded a net loss. As such, the inclusion of shares of common stock to be issued from the exercise of stock options and warrants would be anti-dilutive and basic and diluted net loss per share is the same for those periods. There were 164,000 stock options excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2012. Also excluded from the computation were Series A Warrants, Series B Warrants, and Series C Warrants, to acquire 1,174,785, 2,520,000, and 2,520,000 shares of common stock, respectively. Excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2011 were stock options to acquire 14,000 shares of common stock.

Note 5. Oil and Gas Properties

Following are the carrying values of the Company’s oil and gas properties by location, net of depletion, at September 30, 2012 and March 31, 2012:

	September 30,	March 31,
	2012	2012

Carbon County, Wyoming	$25,135,945	$24,020,538
Gonzales County , Texas	1,818,000	1,818,000
Young County, Texas	162,749	166,866
Archer County, Texas	151,517	125,000
Total	$27,268,211	$26,130,404

Following is the aggregate amount of capitalized costs relating to oil and gas producing activities and the aggregate amount of related accumulated depletion during the six months ended September 30, 2012:

Six Months
Ended
September 30, 2012
Net oil and gas properties at March 31, 2012	$26,130,404
Acquisition costs	276,107
Deposits on lease acquisitions	118,879
Asset retirement costs	55,924
Development and exploration costs	727,955
27,309,269
Accumulated depletion expense	(41,058)
Net oil and gas properties at September 30, 2012	$27,268,211

Armada Oil and Gas

On March 30, 2012, the Company completed the acquisition of Armada Oil and Gas through a share exchange agreement (the “Share Exchange Agreement”) and assumed a Purchase and Option Agreement between Armada Oil and Gas and TR Energy, through which it received leasehold interests in 1,280 acres of land, engineering data, and 2D seismic data, as well as an option to purchase leasehold interests to an additional 23,700 acres, in the Niobrara and Casper formation projects. The Company believes that this acquisition supports its business plan of discovering, acquiring, and developing onshore oil and natural gas resources in prolific and productive geological formations in North America.

Pursuant to the Share Exchange Agreement, the Armada Oil and Gas Stockholders exchanged all of the issued and outstanding shares of Armada Oil and Gas’ common stock and all outstanding stock purchase warrants in return for 8,870,000 shares of the Company’s common stock, 2,520,000 Series B Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of shares of the Company’s common stock for a period of 5 years from the date of issuance at a purchase price of $2.00 per share, and 2,520,000 Series C Warrants allowing the Armada Oil and Gas Stockholders to purchase up to an equal number of the Company’s shares of common stock for a period of 7 years from the date of issuance at a purchase price of $3.00 per share (collectively the “Purchase Consideration”).

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

Following is a summary of the Purchase Consideration and the acquisition date fair value of the Armada Oil and Gas assets acquired and liabilities assumed on March 30, 2012:

Purchase Consideration:
Fair value of 8,870,000 shares of the Company's common stock	$15,966,000
Fair value of 2,520,000 Series B Warrants	4,125,716
Fair value of 2,520,000 Series C Warrants	4,295,640
Total Purchase Consideration	$24,387,356

Acquisition Date Assets Acquired and Liabilities Assumed:
Cash	$378,436
Oil and gas property	24,020,538
Accounts payable	(11,618)
Net Acquisition Date Assets Acquired and Liabilities Assumed	$24,387,356

Armada Oil and Gas was incorporated on January 19, 2012. Accordingly, it did not have any operations prior to this time. Therefore, if the Company had acquired Armada Oil and Gas on April 1, 2011, the Company’s consolidated results of operations and net loss would remain unchanged for the three and six month periods ended September 30, 2011.

On September 25, 2012, the Company amended its Purchase and Option Agreement covering certain lands in Carbon County, WY (the "TR Energy Amendment"), whereby the date upon which the Company is required to exercise its option to purchase an additional 320 acres for drill sites was extended to December 1, 2012.  In addition, payment will now be made in three approximately equal installments, on or before December 1, 2012, February 1, 2013 and May 1, 2013, respectively.  The TR Energy Amendment also extends the time by which the Company must drill the first test well to sixty (60) days from the date that field operations of the first seismic program is concluded, provided weather permits drilling activity.  Upon payment of the third installment per above, TR Energy agrees to extend the time whereby Armada can exercise its option to acquire all or part of the remaining 23,700 acres from March 31, 2012 to September 30, 2014.

Leasing Activity

During the three and six month periods ended September 30, 2012, the Company renewed existing leases and entered into new leases associated with the Wyoming Property for a total cost of $239,911 and $394,984, respectively. Deposits on lease acquisitions at September 30, 2012 totaled $118,879. At September 30, 2012, the Company held mineral rights to 2,288 acres associated with the Wyoming Property, including acreage for which funds have been deposited.

Gonzales County, Texas Property (“GC Property”)

Unproven oil and gas properties at September 30, 2012 and March 31, 2012 include the estimated fair value of the Gonzales County Property on the date of acquisition. Effective July 29, 2011, the Company entered into the GC Asset Purchase Agreement whereby it issued 1,800,000 shares of its common stock to acquire the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas. The closing price of the Company’s common stock on July 29, 2011 (as quoted on the OTC Markets Group Inc. OTCQBTM tier), was $1.01 per share, resulting in an estimated fair value of $1,818,000 on the date of acquisition.

Young County, Texas Property (“YC Property”)

Proven oil and gas properties at September 30, 2012 and March 31, 2012 include the estimated fair value of the Young County Property on the date of acquisition. Effective July 29, 2011, the Company entered into the YC Asset Purchase Agreement whereby it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total cash compensation of $128,500.

Archer County, Texas Property (“AC Property”)

Unproven oil and gas properties at September 30, 2012 and March 31, 2012 include the estimated fair value of the Archer County Property on the date of acquisition. Effective September 16, 2011, the Company entered into the AC Asset Agreement, whereby it acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas for $125,000.

Note 6. 2012 Private Placement

In September 2012, the Company entered into a self directed 2012 Private Placement (the “2012 Private Placement”) with respect to the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit to be issued in the 2012 Private Placement consists of one share of the Company’s common stock and one Series D Common Stock Warrant (the “Series D Warrant”) to purchase one share of common stock at $1.25 per share for a period of 36 months from the date of issuance.  The 2012 Private Placement, originally due to expire on October 31, 2012, has been extended by the Company through December 31, 2012.

During the quarter ended September 30, 2012, the Company raised $428,000 pursuant to the terms of the 2012 Private Placement. The issuance of the related 475,556 shares of common stock and 475,556 Series D Warrants is pending the closing of the 2012 Private Placement, on or before December 31, 2012. At September 30, 2012, the Company recorded the $428,000 as stock payable in current liabilities.

Note 7. Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated asset retirement obligations for the six months ended September 30, 2012.

14

2012

Beginning balance, asset retirement obligations	$-
Additions	55,924
Accretion expense	7,516
Ending balance, asset retirement obligations	$63,440

Note 8. Stock Options

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the “2002 Plan”), which had 4,000,000 shares reserved for issuance thereunder. The 2002 Stock Plan expired in September 2012. In anticipation of its expiration, by way of Unanimous Written Consent dated April 27, 2012, the Board of Directors (the “Board”) approved the terms and provisions of the 2012 Long-Term Incentive Plan (“2012 Incentive Plan”). The 2012 Incentive Plan was approved by shareholders owning the majority of the Company’s shares of common stock and became effective on May 1, 2012, after which time no new equity awards may be made under the 2002 Plan. Pursuant to an Option Exchange Agreement dated June 15, 2012, the 14,000 stock options outstanding under the 2002 Plan were exchanged for an equal number of options issued under, and in accordance with the terms of the 2012 Incentive Plan. All terms of the original option grants remain the same. The Company has reserved 5,000,000 shares of common stock for issuance upon grant or exercise of awards by participants under the 2012 Incentive Plan, none of which are currently registered with the SEC. The 2012 Incentive Plan provided shares available for options granted to employees, directors, and others. Stock options granted under the 2012 Incentive Plan generally vest over one to five years or as otherwise determined by the Board or committee of the Board. Options to purchase shares of common stock expire no later than ten years after the date of grant.

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

The following table sets forth the stock-based compensation expense, included in general and administrative expense, resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

General and administrative expense	$25,753	$(15,477)	$71,334	$(13,323)
Total	$25,753	$(15,477)	$71,334	$(13,323)

Following is a summary of the Company’s stock option activity for the six months ended September 30, 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at March 31, 2012	14,000	$2.61		$-
Grants	150,000	1.55
Outstanding at September 30, 2012	164,000	$1.64	9.3 years	$-
Exercisable at September 30, 2012	40,000	$1.88	8.7 years	$-
Available for grant at September 30, 2012	4,836,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its second quarter of fiscal year 2013 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

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

The stock options granted on May 10, 2012, have an exercise price of $1.60 per share, the fair value of the Company’s common stock on the date of grant and expire 10 years from the date of grant. The fair value of the aggregate 100,000 stock options granted on May 10, 2012, was estimated at $1.17 per share, for a total of $117,000, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 90.88%, risk-free interest rate of 0.79%, expected lives of 5.75 years, and a 0% dividend yield.

The stock option granted on May 30, 2012 has an exercise price of $1.45 per share, the fair value of the Company’s common stock on the date of grant and expires 10 years from the date of grant. The fair value of the 50,000 stock options granted on May 30, 2012, was estimated at $1.04 per share, for a total of $52,000, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 88.60%, risk-free interest rate of 0.69%, expected lives of 5.75 years, and a 0% dividend yield.

Stock Option Forfeiture

Effective as of July 29, 2011, Ms. Joanne Lustre resigned as a member of the Company’s Board of Directors. Of the 10,000 stock options previously granted to Ms. Lustre on September 12, 2008, 4,000 had vested as of the date of her resignation and may be exercised through September 11, 2018, their original expiration date. The remaining 6,000 options granted to Ms. Lustre had not vested and have been forfeited. Accordingly, during the three and six months ended September 30, 2011, the Company recorded a reversal of stock compensation expense previously recorded of $16,182, which is included in general and administrative expense.

As of September 30, 2012, the Company had $99,398 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 1.75 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$ 1.45	50,000	9.7	$1.45	10,000	9.7	$1.45
1.60	100,000	9.6	1.60	20,000	9.6	1.60
2.00	10,000	6.0	2.00	6,000	6.0	2.00
4.15	4,000	6.0	4.15	4,000	6.0	4.15
$ 1.45 - $ 4.15	164,000	9.3	$1.64	40,000	8.7	$1.88

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9. Warrants

The following table summarizes warrant-related activity for the six months ended September 30, 2012:

					Weighted
		Number of Warrants		Number of Warrants	Remaining Contractual
	Exercise	Outstanding at		Outstanding at	Term (Years) at
Series	Price	March 31, 2012	Issued	September 30, 2012	September 30, 2012

A	$1.25	1,174,785	-	1,174,785	1.1
B	2.00	2,520,000	-	2,520,000	4.5
C	3.00	2,520,000	-	2,520,000	6.5
		6,214,785	-	6,214,785	4.7

At September 30, 2012, the weighted average exercise price of the warrants is $2.26 per share.

All Series A Warrants outstanding and exercisable at September 30, 2012 were issued pursuant to the 2011 Private Placement consisting of the sale of 2,500,000 Units at a price of $0.60 per Unit. Each Unit consisted of one share of the Company’s common stock and one Series A Warrant to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011, raising $704,870 from the sale of 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

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

During the quarter ended September 30, 2012, the Company raised $428,000 pursuant to the terms of the 2012 Private Placement. The issuance of the related 475,556 shares of common stock and 475,556 Series D Warrants is pending the closing of the 2012 Private Placement, on or before December 31, 2012. As such, the Series D Warrants are not considered outstanding at September 30, 2012 and the Company recorded the $428,000 as stock payable in current liabilities.

See Note 5 Oil and Gas Properties and Note 6 2012 Private Placement.

Note 10. Commitments and Contingencies

At September 30, 2012, the Company’s contractual obligations consisted of future minimum lease payments of $3,297 pursuant to its corporate office leases in Houston, Texas and additional office space in San Carlos, California. In addition, the Company has future minimum payments of $52,989 due over the next twelve months pursuant to contractual agreements with third parties for legal services, public and investor relations services, and SEC related filing services.

Note 11. Subsequent Events

On October 11, 2012, the Company entered into an employment agreement (the “Cerna Employment Agreement”) with Mr. James J. Cerna, Jr., pursuant to which Mr. Cerna will continue to serve as the Company’s President and Chief Executive Officer. Under the terms of the Cerna Employment Agreement, Mr. Cerna will be paid an annual salary of $180,000 and a monthly medical insurance reimbursement of up to $1,300 per month, beginning on October 1, 2012. The Cerna Employment Agreement has a term of 3 years. If Mr. Cerna’s employment with the Company is terminated prior to the end of 3 years, other than “for cause,” as defined in the Cerna Employment Agreement, Mr. Cerna is entitled to a severance payment of up to one year’s salary and medical insurance reimbursement. Additionally, Mr. Cerna is eligible for a cash bonus of up to 100% of his then existing salary, as determined solely by the Company’s Board of Directors after consultation with the Company’s Compensation Committee.

As part of the Cerna Employment Agreement the Company awarded Mr. Cerna a total of 800,000 options (the “Options”) to purchase up to an aggregate of 800,000 shares of the Company’s common stock; the Options are subject to and shall have such further restrictions, vesting requirements and exercise provisions as are set forth in the stock option agreement entered into between Mr. Cerna and the Company. Subject to the foregoing the Options vest as follows:

(1)	50,000 options vest immediately upon Mr. Cerna’s entry into the Cerna Employment Agreement;

(2)	250,000 options vest upon the one year anniversary of Mr. Cerna’s entry into the Cerna Employment Agreement;

(3)	250,000 options vest upon the two year anniversary of Mr. Cerna’s entry into the Cerna Employment Agreement; and

(4)	250,000 options vest upon the three anniversary of Mr. Cerna’s entry into the Cerna Employment Agreement.

In September 2012, the Company initiated the 2012 Private Placement. As of September 30, 2012, the Company raised $428,000 and will issue 475,556 shares of common stock and 475,556 Series D Warrants upon closing of the 2012 Private Placement. Subsequent to September 30, 2012, the Company raised an additional $292,000 pursuant to the terms of the 2012 Private Placement resulting in the obligation to issue an additional 324,446 shares of common stock and 324,446 Series D Warrants upon closing. Please see Note 6 2012 Private Placement.

On October 29, 2012 Armada Oil and Gas entered into a pledge agreement (the “Pledge Agreement”) benefiting the Wyoming Oil and Gas Conservation Commission (“WOGCC”) and issued a $50,000 deposit to WOGCC (the “Deposit”) in order to comply with Title 30 of the Wyoming Statutes and the rules and regulations of the WOGCC. The Deposit was made and the Pledge Agreement entered into in order to cover seismic operations.

On November 2, 2012, the Company and Anadarko E & P Company, LP and Anadarko Land Corp. (collectively “Anadarko”) entered into a Seismic and Farm Out Option Contract (the “Anadarko Contract”), whereby Anadarko will execute a mineral permit granting the Company the non-exclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, WY.  If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, then the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive an eighty percent (80%) operated interest and Anadarko will earn a twenty percent (20%) royalty interest in future production.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended September 30, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission, including those set forth under “Risk Factors” in our Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

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

Key events that occurred during the three months ended September 30, 2012:

On July 2, 2012, we entered into a geophysical data acquisition agreement with Geokinetics USA, Inc., a leading provider of seismic data to the oil and gas industry worldwide, to conduct a 3 dimensional seismic survey on our acreage position in the developing Niobrara oil play. The survey will cover over 41 square miles in and around the Laramie and Hanna Basins in Southern Wyoming. The related expenditures will be classified on our balance sheet as oil and gas properties.

In September 2012, we initiated the 2012 Private Placement consisting of the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit to be issued in the 2012 Private Placement consists of one share of our common stock and one Series D Warrant to purchase a share of common stock at $1.25 per share for a period of 36 months from the date of issuance. The 2012 Private Placement, originally due to expire on October 31, 2012, has been extended through December 31, 2012. As of September 30, 2012, we raised $428,000 and will issue 475,556 shares of common stock and 475,556 Series D Warrants upon closing of the 2012 Private Placement.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our exploration and production efforts and the infusion of additional capital. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three and Six Months Ended September 30, 2012 and 2011

Oil Sales

Oil production for the three months ended September 30, 2012 and 2011, was 353 barrels and 283 barrels, respectively, generating revenue of $26,197 and $19,645 during the three months ended September 30, 2012 and 2011, respectively, for an average price per barrel of $74.21 and $69.42, respectively.

Oil production for the six months ended September 30, 2012 and 2011, was 743 barrels and 283 barrels, respectively, generating revenue of $49,350 and $19,645 during the six months ended September 30, 2012 and 2011, respectively, for an average price per barrel of $66.42 and $69.42, respectively. We did not own any producing properties until July 2011.

Operating Expenses

Lease Operating Expenses

Lease operating expenses for the three months ended September 30, 2012 and 2011 were $50,586 and $35,348, respectively.

Lease operating expenses for the six months ended September 30, 2012 and 2011 were $112,647 and $35,348, respectively. During both the three and six month periods ended September 30, 2012 and 2011, we conducted repairs on, and further developed, both the Young County Property and Archer County Property, including performing acid jobs on many of the injection wells in order to increase production.

Depletion, Accretion, and Depreciation Expense

Depletion, accretion, and depreciation expense for the three months ended September 30, 2012 and 2011 was $48,574 and $0, respectively.

Depletion, accretion, and depreciation expense for the six months ended September 30, 2012 and 2011 was $48,574 and $0, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 and 2011 were $268,442 and $107,792, respectively, an increase of $160,650. $39,450 of the increase was due to an increase in accounting and audit fees of $12,629, related to increased accounting activity associated with lease acquisitions and renewals and to the filing of our Form S-1 Registration Statement in September 2012, as well as to an increase in legal fees of $15,414 related primarily to the preparation of the Form S-1 Registration Statement. $36,099 of this increase related to salaries for our CEO and CFO who were hired in July 2011 and May 2012, respectively. $32,262 of this increase was due to new public and investor relations programs initiated in May and July of 2012. $27,744 of this increase related to directors’ fees and non-cash compensation expense association with stock options issued to our independent directors in May 2012.

General and administrative expenses for the six months ended September 30, 2012 and 2011 were $566,198 and $200,623, respectively, an increase of $365,575. $69,905 of this increase was due to an increase in accounting and audit fees of $27,364, related to increased accounting activity associated with lease acquisitions and renewals and to the filing of our Form 10-K in June 2012 and our Form S-1 Registration Statement in September 2012, as well as to an increase in consulting fees of $32,517 related primarily to the valuation of the Wyoming Property in connection with the acquisition of Armada Oil and Gas, Inc. $101,845 of this increase related to salaries for our CEO and CFO who were hired in July 2011 and May 2012, respectively. $66,590 of this increase was due to new public and investor relations programs initiated in May and July of 2012. $75,570 of this increase related to directors’ fees and non-cash compensation expense association with stock options issued to our independent directors in May 2012. $31,882 of the increase related to travel associated with a combined board of directors meeting and land site visit to our property in Wyoming in June 2012 and the start of our seismic survey work in August 2012.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2012, was $341,401, compared to a net loss of $123,495 for the three months ended September 30, 2011. Net loss for the six months ended September 30, 2012 was $678,065, compared to a net loss of $216,326 for the six months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had an accumulated deficit of $4,300,003. At September 30, 2012, we had cash and cash equivalents of $579,999 compared to $982,323 at March 31, 2012. Our cash and cash equivalents are held in bank deposit accounts. We had no outstanding debt at September 30, 2012.

In October 2011, we entered into a self-directed placement (the “2011 Private Placement”) consisting of the sale of 2,500,000 units at a price of $0.60 per unit. Each unit sold in the 2011 Private Placement consisted of one share of our common stock and one Series A Common Stock Purchase Warrant (the “Series A Warrants”) to purchase a share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011 at which time we raised $704,870 and issued 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

In September 2012, we entered into a self-directed private placement (the “2012 Private Placement”) consisting of the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit to be issued in the 2012 Private Placement consists of one share of our common stock and one Series D Common Stock Purchase Warrant (the “Series D Warrants”) to purchase a share of common stock at $1.25 per share for a period of three years from the date of issuance. The 2012 Private Placement, originally due to expire on October 31, 2012, has been extended through December 31, 2012. As of September 30, 2012 we raised $428,000 and will issue 475,556 shares of common stock and 475,556 Series D Warrants upon closing of the 2012 Private Placement. Subsequent to September 30, 2012, we raised an additional $292,000 pursuant to the terms of the 2012 Private Placement resulting in the pending issuance of 324,446 shares of our common stock and 324,446 Series D Warrants upon closing.

Since inception, we have financed our operations primarily from the funds raised in the 2011 Private Placement, $2,400,000 raised pursuant to a private placement completed in April 2008; $730,000 received from the exercise of warrants in fiscal 2009; $378,436 received in connection with the acquisition of Armada Oil and Gas in fiscal 2012; and $720,000 raised pursuant to the 2012 Private Placement in fiscal 2013, of which $428,000 was received during the six months ended September 30, 2012.

Net cash used in operating activities was $362,039, for the six months ended September 30, 2012, compared to net cash used in operating activities of $135,654 for the comparable period ended September 30, 2011. The increase in cash used in operating activities of $226,385 was substantially due to the increase in accounts payable of $198,313, the majority of which related to our seismic survey, lease renewals and land management expenses with respect to the Wyoming Property.

Net cash used in investing activities was $468,285 for the six months ended September 30, 2012, compared to net cash used in investing activities of $264,447 for the comparable period of the prior year. During the six months ended September 30, 2012, we incurred cash expenditures of $276,107 for renewing existing leases and entering into new leases with respect to the Wyoming Property. We also paid $65,765 associated with our seismic study in the Wyoming Property and $7,534 for the purchase of new production tanks for our Archer County, Texas property.

Net cash provided by financing activities during the six months ended September 30, 2012 was $428,000, compared to $0 for the six months ended September 30, 2011. This represented the proceeds from the sale of 475,556 units in connection with the 2012 Private Placement.

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

Other Contractual Obligations

At September 30, 2012, our contractual obligations consisted of future minimum lease payments of $3,297 pursuant to our corporate office leases in Houston, Texas and additional office space in San Carlos, California. In addition, we have future minimum payments of $52,989 due over the next twelve months pursuant to contractual agreements with third parties for legal services, public and investor relations services, and SEC related filing services.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial position, operations or cash flows.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein. We are committed to improving our financial organization. As part of this commitment, we will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company. In addition, at that time, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support the Company if personnel turnover issues within the financial reporting department occur.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Internal Control over Financial Reporting

There were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that are reasonably likely to materially affect our internal control over financial reporting.

During the quarter ended September 30, 2012, we reevaluated our most recent assessment of internal controls in conjunction with increased levels of activities in the development its operations and noted material weaknesses, discussed above, that changed our assessment of internal controls from effective to not effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2012, we initiated the 2012 Private Placement consisting of the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit to be issued in the 2012 Private Placement consists of one share of our common stock and one Series D Warrant to purchase a share of common stock at $1.25 per share for a period of 36 months from the date of issuance. The 2012 Private Placement, originally due to expire on October 31, 2012, has been extended through December 31, 2012. As of September 30, 2012, we raised $428,000 and will issue 475,556 shares of common stock and 475,556 Series D Warrants upon closing of the 2012 Private Placement. We intend to use the proceeds from the 2012 Private Placement for general working purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation. (2)

3.2	Articles of Incorporation, as amended. (1)

3.3	Articles of Incorporation, as amended for name change to Armada Oil, Inc. (6)

3.4	By Laws. (2)

4.1	Form of Series A Common Stock Purchase Warrant. (5)

4.2	Form of Series B Common Stock Purchase Warrant. (7)

4.3	Form of Series C Common Stock Purchase Warrant. (7)

4.4	Form of Series D Common Stock Purchase Warrant. *

4.5	Form of Nonstatutory Stock Option Agreement. (12)

10.1	Executive Services Agreement dated August 30, 2010, between International Energy, Inc. and Amit S. Dang. (5)

10.2	Share Exchange Agreement dated March 21, 2012, between NDB Energy, Inc., Armada Oil, Inc. and the Armada Stockholders (9)

10.3	At-Will Employment Agreement between NDB Energy, Inc. and Rhonda B. Rosen, dated May 1, 2012. (6)

10.4	Employment Agreement dated July 29, 2011, between NDB Energy, Inc. and James J. Cerna, Jr. (3)

10.5	Employment Agreement dated October 11, 2012, between Armada Oil, Inc. and James J. Cerna, Jr. (11)

10.5	Master Geophysical Data Acquisition Agreement between Armada Oil, Inc. and Geokinetics USA, Inc., dated June 1, 2012. (10)

10.6	Redacted Supplemental Agreement No. 1 to Master Agreement between Armada Oil, Inc. and Geokinetics USA, Inc., dated July 2, 2012. (10)

10.7	Purchase and Option Agreement dated February 7, 2012, between Armada Oil, Inc. and TR Energy, Inc.*

10.8	Amendment and Extension to Purchase and Option Agreement dated September 25, 2012, between Armada Oil, Inc. and TR Energy, Inc.*

99.1	International Energy, Inc. – 2002 Incentive Stock Plan. (4)

99.2	NDB Energy, Inc. 2012 Long-Term Incentive Plan. (8)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

(9) Incorporated by reference to the Company’s Form 8-K filed with the Commission on March 27, 2012.

(10) Incorporated by reference to the Company’s Form 8-K filed with the Commission on July 9, 2012.

(11) Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 15, 2012.

(12) Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armada Oil, Inc.
(Registrant)

November 13, 2012	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr.
President, Chief Executive Officer, and Director

November 13, 2012	By:	/s/ Rhonda B. Rosen
Rhonda B. Rosen
Chief Financial Officer

