Form 10-Q
period 2012-12-31
Armada Oil, Inc.
filed 2013-02-14
CIK 1081074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 13, 2013, there were 21,094,633 shares of the registrant’s common stock outstanding.

ARMADA OIL, INC.

(Formerly “NDB Energy, Inc.”)

(An Exploration Stage Company)

FORM 10-Q

For the Periods Ended December 31, 2012 and 2011

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$227,274	$982,323
Accounts receivable	-	8,954
Prepaid expenses and other current assets	37,325	26,958
Total current assets	264,599	1,018,235

Other assets	50,000	-

Oil and gas properties
Properties subject to amortization, net	155,521	166,866
Properties not subject to amortization	28,161,976	25,963,538
Deposits on lease acquisitions	118,879	-
Oil and gas properties, net	28,436,376	26,130,404

Total assets	$28,750,975	$27,148,639

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,880,041	$58,421
Accrued payroll liability	5,383	-
Total current liabilities	1,885,424	58,421

Non-current liabilities
Asset retirement obligations	65,263	-
Total non-current liabilities	65,263	-

Total liabilities	1,950,687	58,421

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.01 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized, 21,094,633 and 11,424,631 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	21,095	11,425
Common stock issuable: 0 and 8,870,000 shares at December 31, 2012 and March 31, 2012, respectively	-	8,870
Additional paid-in capital	31,602,749	30,691,861
Deficit accumulated during the exploration stage	(4,823,556)	(3,621,938)

Total stockholders' equity	26,800,288	27,090,218

Total liabilities and stockholders' equity	$28,750,975	$27,148,639

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					From Inception
	Three Months Ended		Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Revenue
Oil sales	$8,408	$19,162	$57,758	$38,807	$135,047

Operating expenses
Lease operating expenses	50,068	64,407	162,715	99,754	308,165
Impairment of oil and gas properties	-	-	-	-	112,000
Depletion, accretion, and depreciation expense	11,301	-	59,875	-	66,143
General and administrative expenses	470,395	111,141	1,036,593	311,765	4,916,128
Loss on disposal of fixed assets	-	-	-	-	9,800
Research and development	-	-	-	-	255,498
Total operating expenses	531,764	175,548	1,259,183	411,519	5,667,734

Operating loss	(523,356)	(156,386)	(1,201,425)	(372,712)	(5,532,687)

Other income (expense)
Interest income	13	-	17	-	34,730
Interest expense	(210)	-	(210)	-	(77,690)
Change in fair value of warrant liability	-	-	-	-	65,635
Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	684,032
Foreign exchange gain (loss)	-	-	-	-	2,424
Total other income (expense)	(197)	-	(193)	-	709,131

Net loss	$(523,553)	$(156,386)	$(1,201,618)	$(372,712)	$(4,823,556)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	21,081,710	10,830,651	20,564,914	9,665,243

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2012

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

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM INCEPTION (NOVEMBER 6, 1998) TO DECEMBER 31, 2012

(Unaudited)

						Deficit Accumulated
	Common Stock		Common Stock Issuable		Additional	During the Exploration	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)

Common stock issued upon exercise of warrants, at $3.00 per share in May 2008	243,335	243	-	-	729,757	-	730,000

Net loss	-	-	-	-	-	(1,227,825)	(1,227,825)

Balance, March 31, 2009	8,449,837	8,450	-	-	4,524,314	(3,326,324)	1,206,440

Stock-based compensation expense	-	-	-	-	19,758	-	19,758

Cumulative adjustment upon adoption of ASC 815-40	-	-	-	-	(749,667)	684,032	(65,635)

Net loss	-	-	-	-	-	(261,758)	(261,758)

Balance, March 31, 2010	8,449,837	8,450	-	-	3,794,405	(2,904,050)	898,805

Stock-based compensation expense	-	-	-	-	11,438	-	11,438

Net loss	-	-	-	-	-	(183,666)	(183,666)

Balance, March 31, 2011	8,449,837	8,450	-	-	3,805,843	(3,087,716)	726,577

Rounding due to reverse one-for-five stock split effective June 27, 2011	9	-	-	-	-	-	-

Stock-based compensation expense	-	-	-	-	3,819	-	3,819

Reversal of stock-based compensation expense	-	-	-	-	(16,182)	-	(16,182)

Common stock issued for purchase of oil and gas lease on July 29, 2011	1,800,000	1,800	-	-	1,816,200	-	1,818,000

Common stock and warrants issued for cash in October - December 2011	1,174,785	1,175	-	-	703,695	-	704,870

Common stock and warrants issued for acquisition of subsidiary on March 30, 2012	-	-	8,870,000	8,870	24,378,486	-	24,387,356

Net loss	-	-	-	-	-	(534,222)	(534,222)

Balance, March 31, 2012	11,424,631	11,425	8,870,000	8,870	30,691,861	(3,621,938)	27,090,218

Issuance of "common stock issuable" at March 31, 2012	8,870,000	8,870	(8,870,000)	(8,870)	-	-	-

Stock-based compensation expense	-	-	-	-	191,688	-	191,688

Common stock and warrants issued for cash in September - October 2012	800,002	800	-	-	719,200	-	720,000

Net loss	-	-	-	-	-	(1,201,618)	(1,201,618)

Balance, December 31, 2012	21,094,633	$21,095	-	$-	$31,602,749	$(4,823,556)	$26,800,288

The accompanying notes are an integral part of these consolidated financial statements.

ARMADA OIL, INC.

(Formerly "NDB Energy, Inc.")

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
	Nine Months Ended		(November 6, 1998) to
	December 31,		December 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(1,201,618)	$(372,712)	$(4,823,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, accretion, and depreciation expense	59,875	-	66,143
Impairment of oil and gas properties	-	-	112,000
Stock-based compensation expense	191,688	3,414	1,078,917
Reversal of stock-based compensation expense	-	(16,182)	(16,182)
Common stock issued for services	-	-	53,050
Loss on disposal of fixed assets	-	-	9,800
Change in fair value of warrant liability	-	-	(65,635)
Cumulative adjustment upon adoption of ASC 815-40	-	-	(684,032)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	8,954	(8,480)	-
Increase in prepaid expenses and other current assets	(10,367)	(14,246)	(37,325)
Increase in other assets	(50,000)	-	(50,000)
Increase in accounts payable	138,925	18,068	185,728
Increase in accrued payroll liability	5,383	-	5,383
Net cash used in operating activities	(857,160)	(390,138)	(4,165,709)

Cash flows from investing activities
Purchase of oil and gas properties	(344,541)	(253,500)	(710,041)
Deposits on lease acquisitions	(118,879)	-	(118,879)
Development and exploration costs related to oil and gas properties	(154,469)	(34,954)	(192,835)
Purchase of property and equipment	-	-	(16,068)
Cash received in acquisition of subsidiary	-	-	378,436
Net cash used in investing activities	(617,889)	(288,454)	(659,387)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants	720,000	704,870	5,052,370
Net cash provided by financing activities	720,000	704,870	5,052,370

Increase (decrease) in cash and cash equivalents	(755,049)	26,278	227,274

Cash and cash equivalents at beginning of period	982,323	724,558	-

Cash and cash equivalents at end of period	$227,274	$750,836	$227,274

Supplemental disclosure of cash flow information:
Interest paid in cash	$210	$-	$77,690
Income tax paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common stock and warrants for commission	$-	$-	$60,000
Issuance of common stock for purchase of oil and gas properties on July 29, 2011	$-	$1,818,000	$1,818,000
Issuance of common stock and warrants for acquisition of subsidiary on March 30, 2012	$-	$-	$24,387,356
Accrued exploration costs related to oil and gas properties	$1,682,695	$-	$1,682,695
Change in asset retirement obligations	$55,924	$-	$55,924

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

Note 2. Going Concern Uncertainties

The Company is an exploration stage company with only a limited operating history on which to base an evaluation of its current business and future prospects. As of December 31, 2012, the Company had limited sources of revenue, negative working capital of $1,620,825, and an accumulated deficit of $4,823,556. Additionally, the Company has recently begun engaging in the oil and gas exploration and development business and it does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of the Company’s business is unproven. The Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Armada Oil, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended March 31, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Net Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potentially dilutive securities.

During the three and nine months ended December 31, 2012 and 2011, the Company recorded a net loss. As such, the inclusion of shares of common stock to be issued from the exercise of stock options and warrants would be anti-dilutive and basic and diluted net loss per share is the same for those periods. There were 964,000 stock options excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2012. Also excluded from the computation were Series A Warrants, Series B Warrants, Series C Warrants, and Series D Warrants to acquire 1,174,785, 2,520,000, 2,520,000, and 800,002 shares of common stock, respectively. Excluded from the computation of diluted net loss per share for the three and nine months ended December 31, 2011 were stock options to acquire 14,000 shares of common stock and Series A Warrants to acquire 1,174,785 shares of common stock.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist. The Company has obtained a reserve study with estimated proven reserves for its property in Young County, Texas. Accordingly, the Company recorded depletion expense of $9,478 and $50,536, related to this property during the three and nine month periods ended December 31, 2012, respectively. Accumulated depletion as of December 31, 2012 is $50,536. No reserve study was made available to the Company in fiscal 2012; as such, no depletion expense was recorded during the three and nine month periods ended December 31, 2011.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. Based on a recent engineering report prepared with respect to the Wyoming Property, and review of current production data for the property in Archer County, Texas, management has determined that no impairment currently exists with respect to those properties. Management is assessing geographic and production data to determine the need for reserve studies for these oil and gas properties.

Proved Reserves

Estimates of the Company’s proved reserves included in this report are prepared in accordance with U.S. GAAP and guidelines from the United States Securities and Exchange Commission (“SEC”). The Company’s engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense, and impairment. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions, and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of the Company’s estimated proved reserves. The Company engages independent reserve engineers to estimate its proved reserves.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. There was no ceiling test impairment during the three and nine month periods ended December 31, 2012 or 2011.

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

Stock-Based Compensation

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its consolidated financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 8 Stock Options and Note 9 Warrants.

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

Income tax provisions or benefits for interim periods are computed based on the Company’s estimated annual effective tax rate. Based on the Company’s historical losses and its expectation of continuation of losses for the foreseeable future, the Company has determined that it is not more likely than not that deferred tax assets will be realized and, accordingly, has provided a full valuation allowance. As the Company anticipates or anticipated that its net deferred tax assets at March 31, 2013 and 2012 would be fully offset by a valuation allowance, there is no federal or state income tax benefit for the three and nine month periods ended December 31, 2012 and 2011 related to the losses incurred during such periods.

Subsequent Events

The Company has evaluated all transactions from December 31, 2012 through the financial statement issuance date for subsequent events disclosure consideration.

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

Note 4. Oil and Gas Properties

Following are the carrying values of the Company’s oil and gas properties by location, net of depletion, at December 31, 2012 and March 31, 2012:

	December 31,	March 31,
	2012	2012

Carbon County, Wyoming	$26,311,338	$24,020,538
Gonzales County , Texas	1,818,000	1,818,000
Young County, Texas	155,521	166,866
Archer County, Texas	151,517	125,000
Total	$28,436,376	$26,130,404

Following is the aggregate amount of capitalized costs relating to oil and gas producing activities and the aggregate amount of related accumulated depletion during the nine months ended December 31, 2012:

Nine Months
Ended
December 31, 2012
Net oil and gas properties at March 31, 2012	$26,130,404
Acquisition costs	344,541
Deposits on lease acquisitions	118,879
Asset retirement costs	55,924
Development and exploration costs	1,837,164
28,486,912
Accumulated depletion expense	(50,536)
Net oil and gas properties at December 31, 2012	$28,436,376

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

Armada Oil and Gas was incorporated on January 19, 2012. Accordingly, it did not have any operations prior to this time. Therefore, if the Company had acquired Armada Oil and Gas on April 1, 2011, the Company’s consolidated results of operations and net loss would remain unchanged for the three and nine month periods ended December 31, 2011.

On September 25, 2012, the Company amended its Purchase and Option Agreement dated February 7, 2012 covering certain lands in Carbon County, Wyoming (the “TR Energy Amendment #1”), whereby the date upon which the Company was required to exercise its option to purchase an additional 320 acres for drill sites was extended to December 1, 2012.  In addition, payments totaling $736,000 were then to be made in three approximately equal installments, on or before December 1, 2012, February 1, 2013 and May 1, 2013, respectively.  The TR Energy Amendment #1 also extended the time by which the Company must drill the first test well to sixty (60) days from the date that field operations of the first seismic program is concluded, provided weather permits drilling activity.  Upon payment of the third installment per above, TR Energy agreed to extend the time whereby Armada can exercise its option to acquire all or part of the remaining 23,700 acres from March 31, 2012 to September 30, 2014.

In the event of an Armada bankruptcy or default under the terms of the TR Energy Amendment #1, all leases previously assigned on the original 1,280 acres, which were purchased at a fair value of $24.4 million, will be subject to reversion to TR Energy.

On January 10, 2013, the Company entered into a second amendment to the Purchase and Option Agreement whereby the Company acknowledged that it has executed the option to pay $736,000 to TR Energy for the additional 320 acres and both parties have agreed to revise the payment schedule for the three approximately equal installments such that they will now be due on or before February 28, 2013, April 30, 2013 and May 1, 2013, respectively. No other terms were modified.

Leasing Activity

During the three and nine month periods ended December 31, 2012, the Company renewed existing leases and entered into new leases associated with the Wyoming Property for a total cost of $68,436 and $463,420, respectively. Deposits on lease acquisitions at December 31, 2012 totaled $118,879. At December 31, 2012, the Company held mineral rights to 2,288 acres associated with the Wyoming Property, including acreage for which funds have been deposited.

Gonzales County, Texas Property (“GC Property”)

Unproven oil and gas properties at December 31, 2012 and March 31, 2012 include the estimated fair value of the Gonzales County Property on the date of acquisition. On July 29, 2011, the Company entered into the GC Asset Purchase Agreement whereby it issued 1,800,000 shares of its common stock to acquire the lease to approximately 300 acres of undeveloped land in Gonzales County, Texas. The closing price of the Company’s common stock on July 29, 2011 (as quoted on the OTC Markets Group Inc. OTCQBTM tier), was $1.01 per share, resulting in an estimated fair value of $1,818,000 on the date of acquisition.

Young County, Texas Property (“YC Property”)

Proven oil and gas properties at December 31, 2012 and March 31, 2012 include the Young County Property. On July 29, 2011, the Company entered into the YC Asset Purchase Agreement whereby it acquired two leases totaling approximately 120 contiguous acres of land and fourteen wells in Young County, Texas for total cash compensation of $128,500.

Archer County, Texas Property (“AC Property”)

Unproven oil and gas properties at December 31, 2012 and March 31, 2012 include the Archer County Property. On September 16, 2011, the Company entered into the AC Asset Agreement, whereby it acquired two leases totaling approximately 140 acres of land and twelve wells in Archer County, Texas for $125,000.

Anadarko Seismic and Farm Out Option

On November 2, 2012, the Company and Anadarko E & P Company, LP and Anadarko Land Corp. (collectively “Anadarko”) entered into a Seismic and Farm Out Option Contract (the “Anadarko Contract”), whereby Anadarko will execute a mineral permit granting the Company the non-exclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  The Anadarko Contract was subsequently amended on December 13, 2012 to expand the contracted acreage. If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, then the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive an eighty percent (80%) operated interest and Anadarko will earn a twenty percent (20%) royalty interest in future production.

If the Company does not finish the 3D survey on or before May 1, 2013, the Anadarko Contract, and the rights and options granted therein, shall automatically terminate. All 3D survey operations shall be conducted at the sole risk and expense of the Company. On or before August 1, 2013, the Company shall make the commitment to drill a test well at a legal location of its choice on the contract acreage. Failure to make such a commitment shall terminate this contract and the Company shall be deemed to have relinquished its right to acquire any interest in Anadarko’s contract acreage under the Anadarko Contract.

Note 5. Other Assets

On October 29, 2012 Armada Oil and Gas entered into a pledge agreement (the “Pledge Agreement”) benefiting the Wyoming Oil and Gas Conservation Commission (“WOGCC”) and issued a $50,000 deposit to WOGCC (the “Deposit”) in lieu of a seismic operator’s blanket bond. The bond is intended to cover the cost of any surface damages resulting from the oil and gas operations being conducted by the Company.

Note 6. 2012 Private Placement

In September 2012, the Company entered into a self-directed 2012 Private Placement (the “2012 Private Placement”) with respect to the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit issued in the 2012 Private Placement consisted of one share of the Company’s common stock and one Series D Common Stock Warrant (the “Series D Warrant”) to purchase one share of common stock at $1.25 per share for a period of 36 months from the date of issuance.  The 2012 Private Placement, originally due to expire on October 31, 2012, was extended through, and closed on, November 26, 2012.

During the three and nine months ended December 31, 2012, the Company raised $292,000 and $720,000, respectively. Pursuant to the terms of the 2012 Private Placement, the Company issued 800,002 shares of common stock and 800,002 Series D Warrants on November 26, 2012, the closing date of the 2012 Private Placement. No brokers’ fees were incurred with respect to the 2012 Private Placement. As such, gross and net funds received in the offering were the same.

The Company calculated the fair value of the 800,002 Series D Warrants as $472,337, using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 82.59%, risk-free interest rate of 0.33%, expected lives of 3 years, and a 0% dividend yield. The proceeds from the 2012 Private Placement allocated to the warrants were $242,808.

Note 7. Asset Retirement Obligations

The following table provides a reconciliation of the changes in the estimated asset retirement obligations for the nine months ended December 31, 2012.

Beginning balance, asset retirement obligations	$-
Additions	55,924
Accretion expense	9,339
Ending balance, asset retirement obligations	$65,263

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

The following table sets forth the stock-based compensation expense, included in general and administrative expense, resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

General and administrative expense	$120,354	$555	$191,688	$(12,768)
Total	$120,354	$555	$191,688	$(12,768)

On July 29, 2011, 6,000 stock options granted to one of the Company’s prior board members were forfeited.

See Stock Option Forfeiture below.

Following is a summary of the Company’s stock option activity for the nine months ended December 31, 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at March 31, 2012	14,000	$2.61	5.8 years	$-
Grants	950,000	$1.09	8.0 years	$-
Outstanding at December 31, 2012	964,000	$1.11	8.0 years	$-
Exercisable at December 31, 2012	92,000	$1.40	8.0 years	$-
Available for grant at December 31, 2012	4,036,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e. the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal year 2013 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The intrinsic value of the options changes based on the fair market value of the Company’s common stock.

Stock Option Grants

Effective May 10, 2012, the Company appointed Mr. Kenneth T. Hern and Mr. Will E.D. Matthews to serve on the Company’s Board. Effective May 30, 2012, Mr. Eric Wold, was appointed to the Board.

As compensation for their service on the Board, each of Messrs. Hern, Matthews, and Wold, received a grant of 50,000 stock options pursuant to the Company’s 2012 Incentive Plan. 10,000 of these options vest immediately upon grant; 20,000 vest on the one-year anniversary of service; and the remaining 20,000 vest on the two-year anniversary. The stock option is further subject to the terms and conditions of a stock option agreement between each director and the Company. Under the terms of the stock option agreement, the stock option agreement will terminate and there will be no further vesting of stock options effective as of the date that the director ceases to be a director of the Company. Upon termination of such service, the director will have until the second anniversary of the termination date to exercise vested stock options, if any.

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

On October 11, 2012, the Company entered into an employment agreement (the “Cerna Employment Agreement”) with Mr. James J. Cerna, Jr., pursuant to which Mr. Cerna will continue to serve as the Company’s President and Chief Executive Officer. As part of the Cerna Employment Agreement the Company awarded Mr. Cerna a total of 800,000 options (the “Options”) to purchase up to an aggregate of 800,000 shares of the Company’s common stock; the Options are subject to and shall have such further restrictions, vesting requirements and exercise provisions as are set forth in the stock option agreement entered into between Mr. Cerna and the Company. Subject to the foregoing, the Options vest as follows:

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

The stock option granted on October 11, 2012 has an exercise price of $1.00 per share, the fair value of the Company’s common stock on the date of grant and expires 8 years from the date of grant. The fair value of the 800,000 stock options granted on October 11, 2012, was estimated at $0.651 per share, for a total of $520,800, using the Black-Scholes option pricing model with the following assumptions: expected volatility of 82.73%, risk-free interest rate of 0.67%, expected lives of 5 years, and a 0% dividend yield.

Stock Option Forfeiture

On July 29, 2011, Ms. Joanne Lustre resigned as a member of the Company’s Board of Directors. Of the 10,000 stock options previously granted to Ms. Lustre on September 12, 2008, 4,000 had vested as of the date of her resignation and may be exercised through September 11, 2018, their original expiration date. The remaining 6,000 options granted to Ms. Lustre had not vested and have been forfeited.

As of December 31, 2012, the Company had $470,458 of total unrecognized compensation expense related to unvested stock options which is expected to be recognized over a period of 3 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$1.00	800,000	7.8	$1.00	50,000	7.8	$1.00
1.45	50,000	9.4	1.45	10,000	9.4	1.45
1.60	100,000	9.4	1.60	20,000	9.4	1.60
2.00	10,000	5.8	2.00	8,000	5.8	2.00
4.15	4,000	5.7	4.15	4,000	5.7	4.15
$1.00 - $ 4.15	964,000	8.0	$1.11	92,000	8.0	$1.40

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Note 9. Warrants

The following table summarizes warrant-related activity for the nine months ended December 31, 2012:

					Weighted
		Number of Warrants		Number of Warrants	Remaining Contractual
	Exercise	Outstanding at		Outstanding at	Term (Years) at
Series	Price	March 31, 2012	Issued	December 31, 2012	December 31, 2012

A	$1.25	1,174,785	-	1,174,785	0.9
B	2.00	2,520,000	-	2,520,000	4.2
C	3.00	2,520,000	-	2,520,000	6.2
D	1.25	-	800,002	800,002	2.7
		6,214,785	800,002	7,014,787	4.2

At December 31, 2012, the weighted average exercise price of the warrants is $2.15 per share.

All Series A Warrants outstanding and exercisable at December 31, 2012 were issued pursuant to the 2011 Private Placement consisting of the sale of 2,500,000 Units at a price of $0.60 per Unit. Each Unit consisted of one share of the Company’s common stock and one Series A Warrant to purchase one share of common stock at $1.25 per share for a period of two years from the date of issuance. The 2011 Private Placement closed on December 31, 2011, raising $704,870 from the sale of 1,174,785 shares of common stock and 1,174,785 Series A Warrants.

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

During the three and nine months ended December 31, 2012, the Company raised $292,000 and $720,000, respectively, pursuant to the terms of the 2012 Private Placement, resulting in the issuance of 800,002 shares of common stock and 800,002 Series D Warrants on November 26, 2012, the closing date of the 2012 Private Placement.

See Note 4 Oil and Gas Properties and Note 6 2012 Private Placement.

Note 10. Commitments and Contingencies

At December 31, 2012, the Company’s contractual obligations consisted of future minimum lease payments of $2,631 pursuant to its corporate office leases in Houston, Texas and additional office space in San Carlos, California. In addition, the Company has future minimum payments of $47,019 due over the next twelve months pursuant to contractual agreements with third parties for legal services, public and investor relations services, website maintenance, financial advisory services and SEC related filing services.

On September 25, 2012, the Company entered into TR Energy Amendment #1 whereby TR Energy Amendment extended the time by which the Company must drill the first test well to sixty (60) days from the date that field operations of the first seismic program is concluded, provided weather permits drilling activity.

On January 10, 2013, the Company entered into a second amendment to the Purchase and Option Agreement whereby the Company acknowledged that it has executed the option to pay $736,000 to TR Energy for the additional 320 acres and both parties have agreed to revise the payment schedule for the three approximately equal installments such that they will now be due on or before February 28, 2013, April 30, 2013 and May 1, 2013, respectively.

In the event of an Armada bankruptcy or default under the terms of the TR Energy Amendment #1, all leases previously assigned on the original 1,280 acres, which were purchased at a fair value of $24.4 million, will be subject to reversion to TR Energy.

On November 2, 2012, the Company and Anadarko E & P Company, LP and Anadarko entered into the Anadarko Contract, as previously defined, whereby Anadarko will execute a mineral permit granting the Company the non-exclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  The Anadarko Contract was subsequently amended on December 13, 2012 to expand the contracted acreage. If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, then the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive an eighty percent (80%) operated interest and Anadarko will earn a twenty percent (20%) royalty interest in future production.

If the Company does not finish the 3D survey on or before May 1, 2013, the Anadarko Contract, and the rights and options granted therein, shall automatically terminate. All 3D survey operations shall be conducted at the sole risk and expense of the Company. On or before August 1, 2013, the Company shall make the commitment to drill a test well at a legal location of its choice on the contract acreage. Failure to make such a commitment shall terminate this contract and the Company shall be deemed to have relinquished its right to acquire any interest in Anadarko’s contract acreage under the Anadarko Contract.

Note 11. Acquisition Agreement - Mesa Energy

On November 15, 2012, the Company and Mesa Energy Holdings, Inc. (OTCBB: MSEH) (“Mesa Energy”) entered into a definitive asset purchase agreement and plan of reorganization pursuant to which the Company will acquire substantially all of the assets of Mesa Energy and in return, assume the liabilities of Mesa Energy specified in the purchase agreement and issue and distribute, in connection with Mesa Energy’s contemplated plan of dissolution and liquidation, 0.40 shares of its common stock to the stockholders of Mesa Energy for each Mesa Energy common share owned by such stockholder as of the closing of the transaction (collectively, the “Proposed Transaction”). The Proposed Transaction is intended to qualify as a “reorganization” within the meaning of Section 368(a)(1)(C) of the Code and to constitute a “plan of reorganization” within the meaning of Treasury Regulations Sections 1.368-2(g) and 1.368-3.

The distribution ratio of 0.40 represented an approximately 135% premium to Mesa Energy’s closing price of $0.14 per share on November 14, 2012 (and based on the closing of price of the Company’s common stock on that date). Upon completion of the Proposed Transaction, the stockholders of Mesa Energy will own approximately 62.4% and stockholders of the Company will own approximately 37.6% of the combined company common stock. The Company will assume all outstanding Mesa Energy options, warrants and employee restricted stock awards adjusted by the same distribution ratio. Following the closing of the Proposed Transaction, Mesa Energy will be dissolved and the Company will relocate its headquarters to Dallas, Texas.

The Board of Directors of the Company and of Mesa Energy have unanimously approved the definitive asset purchase agreement and the transactions contemplated by the agreement; however, the completion of the Proposed Transaction is conditioned on, among other things, each party obtaining all required consents and approvals, including all legal and regulatory approvals and Mesa Energy stockholder approval and any necessary approvals from third parties, and there having occurred no material adverse change in the business or condition, financial or otherwise, of either party.

Upon completion of the acquisition, the acquisition will be accounted for as a reverse acquisition whereby Mesa Energy will be deemed the accounting acquirer for financial reporting purposes and the assets of Armada will be recorded at their fair value on the date of completion of the transaction.

Note 12. Subsequent Events

On September 25, 2012, the Company amended its Purchase and Option Agreement dated February 7, 2012 covering certain lands in Carbon County, Wyoming (the "TR Energy Amendment #1"), whereby the date upon which the Company was required to exercise its option to purchase an additional 320 acres for drill sites was extended to December 1, 2012.  In addition, payment totaling $736,000 was then to be made in three approximately equal installments, on or before December 1, 2012, February 1, 2013 and May 1, 2013, respectively.  The TR Energy Amendment #1 also extended the time by which the Company must drill the first test well to sixty (60) days from the date that field operations of the first seismic program is concluded, provided weather permits drilling activity.  Upon payment of the third installment per above, TR Energy agreed to extend the time whereby Armada can exercise its option to acquire all or part of the remaining 23,700 acres from March 31, 2012 to September 30, 2014.

In the event of an Armada bankruptcy or default under the terms of the TR Energy Amendment #1, all leases previously assigned on the original 1,280 acres, which were purchased at a fair value of $24.4 million, will be subject to reversion to TR Energy.

On January 10, 2013, the Company entered into a second amendment to the Purchase and Option Agreement whereby the Company acknowledged that it has executed the option to pay $736,000 to TR Energy for the additional 320 acres and both parties have agreed to revise the payment schedule for the three approximately equal installments such that they will now be due on or before February 28, 2013, April 30, 2013 and May 1, 2013, respectively. No other terms were modified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the quarter ended December 31, 2012, contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Key events that occurred during the three months ended December 31, 2012:

In September 2012, we initiated the 2012 Private Placement consisting of the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit issued in the 2012 Private Placement consisted of one share of our common stock and one Series D Warrant to purchase a share of common stock at $1.25 per share for a period of 36 months from the date of issuance. The 2012 Private Placement, originally due to expire on October 31, 2012, was extended through, and closed on, November 26, 2012. As of December 31, 2012 we raised $720,000, and issued 800,002 shares of common stock and 800,002 Series D Warrants on November 26, 2012, the closing date of the 2012 Private Placement.

On November 2, 2012, the Company and Anadarko E & P Company, LP and Anadarko entered into the Anadarko Contract, whereby Anadarko will execute a mineral permit granting the Company the non-exclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  The Anadarko Contract was subsequently amended on December 13, 2012 to expand the contracted acreage. If and when we drill and complete a test well capable of production and comply with all other terms of the Anadarko Contract, then we will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive an eighty percent (80%) operated interest and Anadarko will earn a twenty percent (20%) royalty interest in future production.

On November 15, 2012, the Company and Mesa Energy Holdings, Inc. (OTCBB: MSEH) (“Mesa Energy”) entered into a definitive asset purchase agreement and plan of reorganization pursuant to which the Company will acquire substantially all of the assets of Mesa Energy and in return, assume the liabilities of Mesa Energy specified in the purchase agreement and issue and distribute, in connection with Mesa Energy’s contemplated plan of dissolution and liquidation, 0.40 shares of its common stock to the stockholders of Mesa Energy for each Mesa Energy common share owned by such stockholder as of the closing of the transaction (collectively, the “Proposed Transaction”). The Proposed Transaction is intended to qualify as a “reorganization” within the meaning of Section 368(a)(1)(C) of the Code and to constitute a “plan of reorganization” within the meaning of Treasury Regulations Sections 1.368-2(g) and 1.368-3.

The distribution ratio of 0.40 represented an approximately 135% premium to Mesa Energy’s closing price of $0.14 per share on November 14, 2012 (and based on the closing of price of the Company’s common stock on that date). Upon completion of the Proposed Transaction, the stockholders of Mesa Energy will own approximately 62.4% and stockholders of the Company will own approximately 37.6% of the combined company common stock. The Company will assume all outstanding Mesa Energy options, warrants and employee restricted stock awards adjusted by the same distribution ratio. Following the closing of the Proposed Transaction, Mesa Energy will be dissolved and the Company will relocate its headquarters to Dallas, Texas.

The Board of Directors of the Company and of Mesa Energy have unanimously approved the definitive asset purchase agreement and the transactions contemplated by the agreement; however, the completion of the Proposed Transaction is conditioned on, among other things, each party obtaining all required consents and approvals, including all legal and regulatory approvals and Mesa Energy stockholder approval and any necessary approvals from third parties, and there having occurred no material adverse change in the business or condition, financial or otherwise, of either party.

Upon completion of the acquisition, the acquisition will be accounted for as a reverse acquisition whereby Mesa Energy will be deemed the accounting acquirer for financial reporting purposes and the assets of Armada will be recorded at their fair value on the date of completion of the transaction.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our exploration and production efforts and the infusion of additional capital. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three and Nine Months Ended December 31, 2012 and 2011

Oil Sales

During the three months ended December 31, 2012 and 2011, we sold 97 barrels and 222 barrels of oil, respectively, generating revenue of $8,408 and $19,162 during the three months ended December 31, 2012 and 2011, respectively, for an average price per barrel of $86.68 and $86.32, respectively.

During the nine months ended December 31, 2012 and 2011, we sold 664 barrels and 448 barrels, respectively, generating revenue of $57,758 and $38,807 during the nine months ended December 31, 2012 and 2011, respectively, for an average price per barrel of $86.98 and $86.62, respectively. We did not own any producing properties until July 2011.

Operating Expenses

Lease Operating Expenses

Lease operating expenses for the three months ended December 31, 2012 and 2011 were $50,068 and $64,407, respectively.

Lease operating expenses for the nine months ended December 31, 2012 and 2011 were $162,715 and $99,754, respectively. During both the three and nine month periods ended December 31, 2012 and 2011, we conducted repairs on, and further developed, both the Young County Property and Archer County Property, including performing acid jobs on many of the injection wells in order to increase production.

Depletion, Accretion, and Depreciation Expense

Depletion, accretion, and depreciation expense for the three months ended December 31, 2012 and 2011 was $11,301 and $0, respectively.

Depletion, accretion, and depreciation expense for the nine months ended December 31, 2012 and 2011 was $59,875 and $0, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2012 and 2011 were $470,395 and $111,141, respectively, an increase of $359,254. $177,201 of the increase was due to costs incurred for the Proposed Transaction with Mesa Energy, including the engagement of a financial advisor ($11,449), legal fees ($129,456), accounting fees ($20,082), due diligence costs ($7,796) and filing fees ($8,418). Audit fees and accounting work associated with quarterly and annual financial reporting for the three months ended December 31, 2012 totaled $43,616, an increase of $26,631 from $16,985 incurred in the comparable period in the prior fiscal year. $23,835 of the increase in general and administrative expenses related to salaries and benefits for our CEO and CFO who were hired in July 2011 and May 2012, respectively. $94,711 of the variance related to stock-based compensation expense associated with stock options granted to our CEO in October 2012.

General and administrative expenses for the nine months ended December 31, 2012 and 2011 were $1,036,593 and $311,765, respectively, an increase of $724,828. $196,720 of the increase was due to costs incurred for the Proposed Transaction with Mesa Energy, including the engagement of a financial advisor ($11,449), legal fees ($148,975), accounting fees ($20,082), due diligence costs ($7,796) and filing fees ($8,418). Audit fees and accounting work associated with quarterly and annual financial reporting for the nine months ended December 31, 2012 totaled $104,873, an increase of $49,995 from $54,878 incurred in the comparable period in the prior fiscal year. $37,628 of the increase in general and administrative expenses related primarily to consulting fees incurred for the valuation of the Wyoming Property in connection with the acquisition of Armada Oil and Gas, Inc. $125,680 of the increase related to salaries and benefits for our CEO and CFO who were hired in July 2011 and May 2012, respectively. $94,711 of the variance related to stock options granted to our CEO in October 2012. $72,481 of this increase was due to public and investor relations programs launched primarily in May and July of 2012. $82,658 of this increase related to directors’ fees and non-cash compensation expense association with stock options issued to our independent directors in May 2012. And $24,699 of the increase related to travel associated with a combined board of directors meeting and land site visits to our property in Wyoming.

Net Loss

As a result of the foregoing, net loss for the three months ended December 31, 2012, was $523,553, compared to a net loss of $156,386 for the three months ended December 31, 2011. Net loss for the nine months ended December 31, 2012 was $1,201,618, compared to a net loss of $372,712 for the nine months ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had an accumulated deficit of $4,823,556. At December 31, 2012, we had cash and cash equivalents of $227,274 compared to $982,323 at March 31, 2012. Our cash and cash equivalents are held in bank deposit accounts. We had no outstanding debt at December 31, 2012. Over the next twelve months, we have substantial commitments for payments including:

•	TR Energy for lease purchase obligations - On September 25, 2012, the Company entered into TR Energy Amendment #1 whereby TR Energy Amendment extended the time by which the Company must drill the first test well to sixty (60) days from the date that field operations of the first seismic program is concluded, provided weather permits drilling activity.

On January 10, 2013, the Company entered into a second amendment to the Purchase and Option Agreement whereby the Company acknowledged that it has executed the option to pay $736,000 to TR Energy for the additional 320 acres and both parties have agreed to revise the payment schedule for the three approximately equal installments such that they will now be due on or before February 28, 2013, April 30, 2013 and May 1, 2013, respectively.

•	Anadarko Seismic and Farm Out Option - On November 2, 2012, the Company and Anadarko E & P Company, LP and Anadarko entered into the Anadarko Contract, as previously defined, whereby Anadarko will execute a mineral permit granting the Company the non-exclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming. The Anadarko Contract was subsequently amended on December 13, 2012 to expand the contracted acreage. If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, then the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive an eighty percent (80%) operated interest and Anadarko will earn a twenty percent (20%) royalty interest in future production.

If the Company does not finish the 3D survey on or before May 1, 2013, the Anadarko Contract, and the rights and options granted therein, shall automatically terminate. All 3D survey operations shall be conducted at the sole risk and expense of the Company. On or before August 1, 2013, the Company shall make the commitment to drill a test well at a legal location of its choice on the contract acreage. Failure to make such a commitment shall terminate this contract and the Company shall be deemed to have relinquished its right to acquire any interest in Anadarko’s contract acreage under the Anadarko Contract.

These obligations are near term and require the Company to raise capital to comply with the terms of the agreements or lose our rights under the agreements. The Company is currently contemplating a financing of up to $2,500,000 to meet these obligations as well as to pay amounts due to our professional service providers and vendors. Currently, no financing is in place and no assurance can be provided that such financing will be available under acceptable terms or at all.

Financings

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

In September 2012, we entered into a self-directed private placement (the “2012 Private Placement”) consisting of the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit issued in the 2012 Private Placement consisted of one share of our common stock and one Series D Common Stock Purchase Warrant (the “Series D Warrants”) to purchase a share of common stock at $1.25 per share for a period of three years from the date of issuance. The 2012 Private Placement, originally due to expire on October 31, 2012, was extended through, and closed on, November 26, 2012. As of December 31, 2012 we raised $720,000, and issued 800,002 shares of common stock and 800,002 Series D Warrants on November 26, 2012, the closing date of the 2012 Private Placement

Since inception, we have financed our operations primarily from, $2,400,000 raised pursuant to a private placement completed in April 2008; $731,000 received from the exercise of warrants in fiscal 2009; $704,870 raised pursuant to the 2011 Private Placement; $378,436 received in connection with the acquisition of Armada Oil and Gas in fiscal 2012; and $720,000 raised pursuant to the 2012 Private Placement in fiscal 2013.

Cash Flows

Net cash used in operating activities was $857,160, for the nine months ended December 31, 2012, compared to net cash used in operating activities of $390,138 for the comparable period of the prior year. The increase in cash used in operating activities of $467,022 was substantially due to the increase in cash expended on incremental general and administrative expenses.

Net cash used in investing activities was $617,889 for the nine months ended December 31, 2012, compared to net cash used in investing activities of $288,454 for the comparable period of the prior year. The increase in cash used in investing activities of $329,435 was primarily due to an increase in cash expenditures of $209,920 for renewing existing leases and entering into new leases with respect to the Wyoming Property, and an increase of $119,515 for development and exploration costs related to our Wyoming Property, Young County and Archer County properties.

Net cash provided by financing activities during the nine months ended December 31, 2012 was $720,000, representing the proceeds from the 2012 Private Placement. Net cash provided by financing activities during the nine months ended December 31, 2011 was $704,870, representing the proceeds from the 2011 Private Placement .

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

Other Contractual Obligations

At December 31, 2012, our contractual obligations consisted of future minimum lease payments of $2,631 pursuant to our corporate office leases in Houston, Texas and additional office space in San Carlos, California. In addition, we have future minimum payments of $47,019 due over the next twelve months pursuant to contractual agreements with third parties for legal services, website maintenance, financial advisory services and SEC related filing services.

On September 25, 2012, the Company entered into TR Energy Amendment #1 whereby TR Energy Amendment extended the time by which the Company must drill the first test well to sixty (60) days from the date that field operations of the first seismic program is concluded, provided weather permits drilling activity.

On January 10, 2013, the Company entered into a second amendment to the Purchase and Option Agreement whereby the Company acknowledged that it has executed the option to pay $736,000 to TR Energy for the additional 320 acres and both parties have agreed to revise the payment schedule for the three approximately equal installments such that they will now be due on or before February 28, 2013, April 30, 2013 and May 1, 2013, respectively.

In the event of an Armada bankruptcy or default under the terms of the TR Energy Amendment #1, all leases previously assigned on the original 1,280 acres, which were purchased at a fair value of $24.4 million, will be subject to reversion to TR Energy.

On November 2, 2012, the Company and Anadarko E & P Company, LP and Anadarko entered into the Anadarko Contract, whereby Anadarko will execute a mineral permit granting the Company the non-exclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  The Anadarko Contract was subsequently amended on December 13, 2012 to expand the contracted acreage. If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, then the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive an eighty percent (80%) operated interest and Anadarko will earn a twenty percent (20%) royalty interest in future production.

If the Company does not finish the 3D survey on or before May 1, 2013, the Anadarko Contract and the rights and options granted therein shall automatically terminate. All 3D survey operations shall be conducted at the sole risk and expense of the Company. On or before August 1, 2013, the Company shall make the commitment to drill a test well at a legal location of its choice on the contract acreage. Failure to make such a commitment shall terminate this contract and the Company shall be deemed to have relinquished its right to acquire any interest in Anadarko’s contract acreage under the Anadarko Contract.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2012, we initiated the 2012 Private Placement consisting of the sale of up to 1,111,111 units at a price of $0.90 per unit. Each unit issued in the 2012 Private Placement consisted of one share of our common stock and one Series D Warrant to purchase a share of common stock at $1.25 per share for a period of 36 months from the date of issuance. The 2012 Private Placement, originally due to expire on October 31, 2012, was extended through, and closed on November 26, 2012. During the nine months ended December 31, 2012, we raised $720,000 pursuant to the 2012 Private Placement and issued 800,002 shares of common stock and 800,002 Series D Warrants on November 26, 2012, the closing date of the 2012 Private Placement. We intend to use the proceeds from the 2012 Private Placement for general working purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

4.1	Form of Series D Common Stock Purchase Warrant. (1)

4.2	Form of Nonstatutory Stock Option Agreement. (2)

10.1	Employment Agreement dated October 11, 2012, between Armada Oil, Inc. and James J. Cerna, Jr. (3)

10.2	Amendment and Extension to Purchase and Option Agreement dated December 25, 2012, between Armada Oil, Inc. and TR Energy, Inc. (4)

10.3	Seismic and Farmout Option Contract dated October 22, 2012, between Anadarko E & P Company LP and Anadarko Land Corp. and Armada Oil, Inc. (5)

10.4	Asset Purchase Agreement and Plan of Reorganization, dated as of November 14, 2012, among Armada Oil, Inc., Mesa Energy Holdings, Inc., and Mesa Energy, Inc. (6)

10.5	Amendment and Extension Purchase and Option Agreement Bear Creek Prospect & Overland Trail Prospect Carbon County, Wyoming, dated January 10, 2013. (7)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

____________________

*Filed herewith.

(1)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Commission on November 13, 2012.

(2)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Commission on August 14, 2012.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on October 15, 2012.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2012 filed with the Commission on November 13, 2012.

(5)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 8, 2012.

(6)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on November 20, 2012.

(7)	Incorporated by reference to the Company’s Form 8-K filed with the Commission on January 16, 2013.

28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armada Oil, Inc.
(Registrant)

February 14, 2013	By:	/s/ James J. Cerna, Jr.
James J. Cerna, Jr.
President, Chief Executive Officer, and Director

February 14, 2013	By:	/s/ Rhonda B. Rosen
Rhonda B. Rosen
Chief Financial Officer

29