Form 10-Q
period 2014-03-31
Armada Oil, Inc.
filed 2014-05-15
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 9, 2014, there were 56,030,473 shares of the registrant’s common stock outstanding.

ARMADA OIL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements
ARMADA OIL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$5,099,409	$7,095,972
Accounts receivable – oil and gas	1,708,335	1,524,623
Accounts receivable – other	54,754	32,538
Deferred financing costs, net – current	7,521	13,162
Deferred tax asset – current	6,025	100,606
Prepaid expenses	261,509	202,280
TOTAL CURRENT ASSETS	7,137,553	8,969,181

Oil and gas properties, successful efforts accounting:
Properties subject to amortization, net	8,316,020	7,692,703
Properties not subject to amortization	10,657,106	10,653,825
Support facilities and equipment, net	2,628,789	2,417,898
Land	38,345	38,345
Net oil and gas properties	21,640,260	20,802,771

Property and equipment, net	218,407	242,676
Deferred tax asset – noncurrent	5,953,200	5,502,988
Deposit on asset retirement obligations	585,973	585,973
Production payment receivable	131,250	131,250
Other assets	63,430	55,598

TOTAL ASSETS	$35,730,073	$36,290,437

LIABILITIES
Current liabilities:
Accounts payable – trade	$1,296,904	$1,362,867
Revenue payable	330,758	418,213
Accrued expenses	529,003	444,972
Accrued expenses – related parties	70	70
Notes payable, net – current	8,611,323	8,767,392
Notes payable – related parties, net – current	125,188	102,158
Derivative liability, commodity contracts – current	306,718	173,806
Other current liabilities	—	10,000
TOTAL CURRENT LIABILITIES	11,199,964	11,279,478

Derivative liability, commodity contracts – noncurrent	88,050	53,289
Deferred tax liability – noncurrent	3,746,610	3,703,553
Asset retirement obligations	3,207,962	3,161,810
TOTAL LIABILITIES	18,242,586	18,198,130

Commitments and Contingencies

Equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 56,030,473 shares issued and outstanding	56,030	56,030
Additional paid-in capital	16,126,400	16,108,722
Retained deficit	(4,557,386)	(4,038,633)
Total equity attributable to Armada Oil, Inc.	11,625,044	12,126,119
Noncontrolling interest	5,862,443	5,966,188
TOTAL EQUITY	17,487,487	18,092,307

TOTAL LIABILITIES AND EQUITY	$35,730,073	$36,290,437

See accompanying notes to unaudited consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues	$3,174,000	$3,438,838

Operating expenses:
Lease operating expense	1,837,150	1,853,195
Environmental remediation expense	252,135	—
Exploration cost	159,529	—
Dry hole expense	—	2,585,062
Depletion, depreciation, amortization, accretion and impairment	420,079	759,768
Gain on settlement of asset retirement obligations	—	(1,328)
General and administrative expense	1,035,859	1,023,180
Total operating expense	3,704,752	6,219,877

Loss from operations	(530,752)	(2,781,039)

Other income (expense):
Interest income	151	3,376
Interest expense	(216,592)	(198,015)
Realized gain (loss) on commodity contracts	(165,511)	115,678
Unrealized loss on change in derivative value – commodity contracts	(167,673)	(534,699)
Other income	143,176	6,980
Total other expense	(406,449)	(606,680)

Loss before income taxes	(937,201)	(3,387,719)
Income tax benefit	314,703	876,271
Net loss	(622,498)	(2,511,448)
Net loss attributable to noncontrolling interest	(103,745)	—
Net loss attributable to Armada Oil, Inc.	$(518,753)	$(2,511,448)

Net loss per common share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

Weighted average number of common shares outstanding:
Basic	56,030,473	34,985,730
Diluted	56,030,473	34,985,730

See accompanying notes to these unaudited consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2014

	Common Stock		Additional
			Paid-In	Retained	Noncontrolling
	Shares	Par	Capital	Deficit	Interest	Total

Balances at December 31, 2013	56,030,473	$56,030	$16,108,722	$(4,038,633)	$5,966,188	$18,092,307

Share-based compensation	—	—	17,678	—	—	17,678

Net loss	—	—	—	(518,753)	(103,745)	(622,498)

Balances at March 31, 2014	56,030,473	$56,030	$16,126,400	$(4,557,386)	$5,862,443	$17,487,487

 See accompanying notes to these unaudited consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(622,498)	$(2,511,448)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization, accretion and impairment	420,079	759,768
Dry hole expense	—	2,585,062
Deferred income taxes	(314,703)	(876,271)
Share-based compensation	17,678	56,653
Gain on settlement of asset retirement obligations	—	(1,328)
Amortization of debt discount charged to interest expense	57,333	11,321
Amortization of deferred financing costs	5,641	5,641
Realized (gain) loss on derivative commodity contracts	165,511	(115,678)
Unrealized loss on change in derivative value – commodity contracts	167,673	534,699
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(183,712)	(407,612)
Accounts receivable – other	(22,216)	92,461
Prepaid expenses	(29,096)	(4,612)
Accounts payable and accrued expenses	(163,296)	(203,335)
Accrued expenses – related party	—	53
Revenue payable	(87,455)	163,264
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(589,061)	88,638

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for development of oil and gas properties	(759,689)	(2,285,325)
Cash paid for support facilities and equipment	(243,965)	(20,996)
Cash (used in)/provided by settlement of derivative commodity contracts	(165,511)	115,678
Cash received from acquisition of Armada	—	31,894
Cash paid for property and equipment	—	(1,136)
CASH USED IN INVESTING ACTIVITIES	(1,169,165)	(2,159,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on debt, net of financing costs	—	378,166
Principal payments on debt	(228,337)	(46,471)
Installment payments on software	(10,000)	(56,875)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(238,337)	274,820

NET CHANGE IN CASH	(1,996,563)	(1,796,427)
CASH AT BEGINNING OF PERIOD	7,095,972	5,884,649
CASH AT END OF PERIOD	$5,099,409	$4,088,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$156,033	$176,652
Cash paid for income taxes	$—	$35,500

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Prepaid insurance financed with notes payable	$37,965	$38,938
Change in accrued oil and gas development costs	$116,170	$—
Common stock issued in satisfaction of common stock payable	$—	$325,000
Debt discount related to warrants issued in conjunction with notes payable and notes payable – related parties	$—	$134,289
Support facilities & equipment currently held for sale	$—	$109,466

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

The consolidated financial statements include the accounts of the Company. and its wholly-owned subsidiaries, Armada Oil and Gas, Inc. (“AOG”), Armada Operating, LLC (“AOP”), Mesa Energy, Inc. (“MEI”), Mesa Gulf Coast, LLC (“MGC”), Tchefuncte Natural Resources, LLC (“TNR”), Mesa Midcontinent LLC (“MMC”),  Armada Midcontinent, LLC, formerly known as MMC Resources, LLC (“AMC”), and TNR Holdings, LLC (“TNRH”) (the Company owned 65.625% of this subsidiary as of March 31, 2014, but the Company’s ownership was reduced to 25.925% as of April 10, 2014, see NOTE 10 – SUBSEQUENT EVENTS).

On March 28, 2013, Armada completed a business combination with Mesa Energy Holdings, Inc. (“Mesa”), pursuant to which Armada acquired from Mesa substantially all of the assets of Mesa consisting of all of the issued and outstanding shares of MEI, whose predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry.  Although Armada was the legal acquirer, Mesa was the accounting acquirer.

MEI’s oil and gas operations are conducted through itself and its wholly owned subsidiaries.  MEI acquired TNR in July 2011.  TNR owns interests in 80 wells and related surface production equipment in four fields located in Plaquemines and Lafourche Parishes, Louisiana.   MGC became the operator of all operated properties in Louisiana in October 2011.  MMC is a qualified operator in the state of Oklahoma and operates our properties in Garfield and Major Counties, Oklahoma. MEI is a qualified operator in the State of New York and operates the Java Field.   AOP is a qualified operator in Kansas.

The Company’s operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists and landmen as required in connection with future drilling and production operations.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2013, as reported in the Form 10-K, have been omitted.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Loss Per Common Share

The Company’s loss per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution of securities, if any, that could share in the loss of the Company and is calculated by dividing net loss by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options.

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(622,498)	$(2,511,448)
Less: Net loss attributable to noncontrolling interest	(103,745)	—
Net loss available to stockholders	(518,753)	(2,511,448)
Basic net loss allocable to participating securities (1)	—	—
Basic net loss available to stockholders	$(518,753)	$(2,511,448)

Denominator:
Weighted average number of common shares – Basic	56,030,473	34,985,730
Effect of dilutive securities (2) :	—	—
Warrants	—	—
Weighted average number of common shares – Diluted	56,030,473	34,985,730

Net loss per common share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

(1)
Restricted share awards that contain nonforfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)
For the three months ended March 31, 2014, stock options and warrants representing 2,775,000 and 7,553,333 shares, respectively were antidilutive and, therefore, excluded from the diluted share calculation. For the three months ended March 31, 2013, stock options and warrants representing 2,344,000 and 8,054,787 shares, respectively, were antidilutive and, therefore, excluded from the diluted share calculation.

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

Armada acquired MEI, with Mesa continuing as the accounting acquirer and becoming a wholly-owned subsidiary of Armada, in a transaction structured to qualify as a tax-free reorganization. In connection with the Acquisition, Armada issued former security holders of Mesa 0.4 common shares of Armada for each Mesa share, or 21,094,633 common shares, valued at $11,602,048, assumed 7,414,787 warrants with a fair value of $1,969,399, assumed 1,064,000 options with a fair value of $484,895, and paid a consultant who worked with the Company in effecting the Acquisition $325,000.  The Company also assumed a liability to issue the consultant stock valued at $325,000.  This liability was settled with this issuance of 380,651 common shares on April 19, 2013.  The total equity instruments issued or assumed in the Acquisition had a fair value of $14,056,342 as of the date of the Acquisition.  Total equity and payments resulted in a purchase price of $14,381,342 and the transaction generated goodwill of $8,536,758.  The purchase price was adjusted during the fourth quarter of 2013 to remove a deferred tax asset of $6,088,885 and record a deferred tax liability of $1,999,046.  This change generated goodwill of $8,536,758 which was immediately impaired during the fourth quarter of 2013.

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

Assets acquired:
Cash	$31,894
Prepaid assets	33,061
Other current assets	50,000
Total current assets	114,955

Oil and gas properties subject to amortization	514,249
Oil and gas properties not subject to amortization	9,948,551
Total assets acquired	10,577,755

Liabilities assumed:
Accounts payable and accrued liabilities	2,471,665
Note payable, net of discount of $103,001	197,197
Deferred tax liability	1,999,046
Asset retirement obligations	65,263
Total liabilities assumed	4,733,171

Net assets acquired	5,844,584
Goodwill	8,536,758
Consideration paid:
Equity instruments issued at their fair value	$14,381,342

Pro forma results of operations for the three month period ended March 31, 2013, as though this acquisition had taken place at the beginning of that period, are as follows.  The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

Three Months Ended March 31,
2013
Revenues	$3,545,644
Net loss	$(4,077,126)
Loss per common share:
Basic and diluted	$(0.07)
Weighted average number of common shares outstanding:
Basic and diluted	55,142,344

NOTE 3 – FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative liability – commodity contracts	$(394,768)	$—	$(394,768)	$—

	December 31, 2013
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative liability – commodity contracts	$(227,095)	$—	$(227,095)	$—

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

The Company has commodity derivative instruments with a single counterparty for which it determined the fair value using period-end closing oil and gas prices, interest rates and volatility factors for the periods under each contract as of March 31, 2014 and 2013.

The details of the commodity derivatives, at March 31, 2014, are summarized below:

Costless Gas Collar

		Weighted
		Average
Production Period	Total Volumes	Floor/Ceiling			Fair Value
Apr 2014-Oct 2014 (1)	91,000 MMBtu	$3.75	/	4.25	$(28,668)
Nov 2014-Dec 2014 (1)	26,000 MMBtu	$3.75	/	4.50	$(10,772)

Gas Fixed Price Swaps

Production Period	Total Volume	Fixed Price	Fair Value
Jan 2015-Dec 2015(3)	42,000 MMBtu	$4.00	$13,536

Oil Fixed Price Swaps

		Average
Production Period	Total Volumes	Fixed Price	Fair Value
Apr 2014-Dec 2014 (1)	45,000 Bbls	$95.75	$(233,312)
Jan 2015-Mar 2015 (1)	11,049 Bbls	$92.50	$(36,803)
Apr 2015-Dec 2015 (2)	31,500 Bbls	$89.50	$(98,749)

(1)	Costless gas collar and oil fixed price swap was entered into on March 8, 2013.
(2)	Fixed oil price swap was entered into on September 30, 2013.
(3)	Fixed price natural gas swap was entered into on January 23, 2014.

At March 31, 2014, the Company recognized a short-term derivative liability of $306,718 and a long-term derivative liability of $88,050.  For the three months ended March 31, 2014 and 2013, the Company recorded unrealized losses of $167,673 and $534,699, respectively, on the statement of operations. The Company also recorded a realized loss of $165,511 for the three months ended March 31, 2014 and a realized gain of $115,678 for the three months ended March 31, 2013, from settlements of these derivatives as reported in other income as realized gain (loss) on commodity contracts.

The details of the commodity derivatives at December 31, 2013, are summarized below:

Costless Gas Collars

		Weighted
		Average
Production Period	Total Volumes	Floor/Ceiling			Fair Value
Jan 2014-Oct 2014 (1)	130,000 MMBtu	$3.75	/	4.25	$(16,940)
Nov 2014-Dec 2014 (1)	26,000 MMBtu	$3.75	/	4.50	$(5,912)

Oil Fixed Price Swaps

		Average
Production Period	Total Volumes	Fixed Price	Fair Value
Jan 2014-Dec 2014 (1)	60,000 Bbls	$95.75	$(216,665)
Jan 2015-Mar 2015 (1)	11,049 Bbls	$92.50	$(14,750)
Apr 2015-Dec 2015 (2)	31,500 Bbls	$89.50	$(38,718)

Oil Basis Swap

Production Period	Total Volume	Basis Price	Fair Value
Jan 2014-Dec 2014 (3)	60,000 Bbls	$4.85	$65,312

(1)	Costless gas collar and oil fixed price swap entered into on March 8, 2013.
(2)	Fixed oil price swap was entered into on September 30, 2013.
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

At December 31, 2013, the Company recognized a short-term derivative net liability of $173,806, and a long-term derivative net liability of $53,289.

NOTE 5 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

The Company’s oil and gas properties at March 31, 2014 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion and impairment, at March 31, 2014 and December 31, 2013 were:

	March 31,	December 31,
Property	2014	2013

Bear Creek Prospect	$9,958,544	$9,957,839
Lake Hermitage Field	4,335,573	3,644,986
Valentine Field	1,875,851	1,895,504
Larose Field	1,043,040	1,112,275
Bay Batiste Field	974,816	953,197
Turkey Creek Field	785,302	782,727
Total	$18,973,126	$18,346,528

Net oil and gas properties at March 31, 2014 were:

Year Incurred	Acquisition Costs	Exploration and Development Costs	Dry Hole Costs	Disposition of Assets	Depletion, Amortization, and Impairment	Total

2012 and prior	$8,848,195	$7,360,855	$(466,066)	$(2,090,383)	$(3,810,942)	$9,841,659
2013	10,422,630	2,176,671	(2,591,770)	(346,152)	(1,156,510)	8,504,869
2014	—	875,859	—	—	(249,261)	626,598
Total	$19,270,825	$10,413,385	$(3,057,836)	$(2,436,535)	$(5,216,713)	$18,973,126

During the three months ended March 31, 2014 and 2013, we incurred $159,529 and $0, respectively, of exploration expense which is included on our consolidated statement of operations.

Lake Hermitage Field – Plaquemines Parish, Louisiana

The Company owns 100% working interests in eighteen wells in the Lake Hermitage Field, of which seven are producing, ten wells are currently shut-in pending evaluation for workover or recompletion and one well is awaiting conversion to a salt water disposal well. During the three months ended March 31, 2014, the Company spent $875,859 on development of the Lake Hermitage Field.

Well Name	Amount	Description of work performed
LLDSB #1	$672,105	Conversion to salt water disposal well
LLDSB #4	83,115	Equipment
LLDSB #30	120,639	Recompletion
	$875,859

In the three months ended March 31, 2013, the Company spent $635,017 on development of the Lake Hermitage field which included expenditures of $79,196 on the LLDSB #3, $76,123 on the LLDSB #4/4D, and $427,962 on the LLDSB #10 wells.

Turkey Creek Field – Garfield and Major Counties, Oklahoma

In the three months ended March 31, 2014, the Company spent $0.

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

On November 2, 2012, Armada executed a Seismic and Farm Out Option Contract (the “Anadarko Contract”) whereby Anadarko E&P Onshore LLC (successor in interest to Anadarko E&P Company LP), and Anadarko Land Corp. (collectively “Anadarko”) agreed to execute a mineral permit granting the Company the nonexclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive a 100 percent (100%) operated working interest in the section upon which the well was drilled.  Anadarko will retain a twenty percent (20%) royalty interest in future production.  The Company delivered the seismic data to Anadarko as agreed, has selected a drilling location for the initial test well and is making preparations to drill the well in the summer of 2014.

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

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

		March 31,	December 31,
	Years	2014	2013

Tank batteries	7-12	$973,540	$807,580
Production equipment	7	1,035,610	1,034,599
Production Facilities	7	110,607	108,702
Field offices (1)	20	150,000	150,000
Crew boats	7	198,600	172,413
Construction in progress (not depreciated)		161,053	43,696
Asset retirement cost	7	786,827	786,828
		3,431,237	3,103,818
Accumulated depreciation		(787,448)	(685,920)
Total support facilities and equipment, net		$2,628,789	$2,417,898

In the three months ended March 31, 2014 and 2013, the Company recognized depreciation expense of $101,528 and $70,285, respectively, on support facilities and equipment.

Office Furniture, Equipment, and Other

		March 31,	December 31,
	Years	2014	2013

Office equipment, computer equipment, purchased software, and leasehold improvements	3	$250,655	$251,912
Furniture and fixtures	10	55,569	55,569
		306,224	307,481
Accumulated depreciation		(87,817)	(64,805)
Total property and equipment, net		$218,407	$242,676

During the three months ended March 31, 2014 and 2013, the Company recognized depreciation expense of $23,138 and $11,422, respectively, on office furniture, equipment, and other.

Support facilities and equipment and office furniture, equipment, and other are depreciated using the straight line method over their estimated useful lives.

NOTE 6 – DEBT

Credit Facility and Notes Payable

The Company’s notes payable at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013

Credit Facility	$8,072,693	$8,222,693
Notes issued pursuant to private placement of securities	630,000	655,000
Less: debt discount on private placement of notes	(30,394)	(87,725)
Other term notes	64,212	79,582
Notes payable outstanding	8,736,511	8,869,550
Less: Current maturities	(8,736,511)	(8,869,550)
Notes payable – noncurrent	$—	$—

On July 22, 2011, the Company entered into a $25 million senior secured revolving line of credit (“Credit Facility") with F&M Bank and Trust Company (“F&M Bank”) that, under its original terms, was to mature on July 22, 2013. The interest rate was the F&M Bank Base Rate plus 1% subject to a floor of 5.75%, payable monthly. During the year ended December 31, 2012, the maturity was extended to July 22, 2014. At March 31, 2014 and December 31, 2013, the interest rate was 5.75%. A 2.00% annual fee is applicable to letters of credit drawn under the Credit Facility.

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

Effective October 1, 2013, F&M Bank and the Company entered into the Second Amendment to the Loan Agreement dated July 22, 2011 as previously amended on September 21, 2012 (the “Amendment”).  The Amendment provided for the reduction of the Borrowing base by $675,000 to $12,700,000 from $13,375,000; reset monthly repayments of principal to $50,000 per month until the next scheduled redetermination to occur on or about April 1, 2014, and required that general and administrative expense not exceed 27% of revenue for any two consecutive quarters.  During the three months ended March 31, 2014, the Company repaid $150,000 of principal on the credit facility.

At inception of the Credit Facility, deferred financing costs of $102,877 were incurred.  For the three months ended March 31, 2014 and 2013, $5,641 of amortized deferred financing costs had been recognized as interest expense.  At March 31, 2014 and December 31, 2013, $7,521 and $13,162, respectively, of deferred financing costs remained to be amortized.

The Credit Facility contains covenants with which the Company must maintain compliance, among which are certain ratios.  The Company determined that, at March 31, 2014, it was not in compliance with the interest coverage ratio, calculated at 4.98, although required to be greater than or equal to 5.0, and the percentage of general and administrative expense to revenues, calculated at 32.64% although required to be less than or equal to 27%.  On May 14, 2014, the Company received a default waiver from Prosperity Bank, a Texas banking association and successor by merger to F&M Bank, for the three months ended March 31, 2014, of the Company’s noncompliance with the interest coverage ratio.  An event of default did not occur as the result of the Company receiving the default waiver.

The Credit Facility requires that 50% of the projected production from the acquired properties be hedged for 24 months at $100 per barrel or above. The Company entered into various commodity derivative contracts with a single counterparty.  For more information see Note 4 – Commodity Derivative Instruments.

For the three months ended March 31, 2014 and 2013, the Company recognized interest expense of $143,520 and $179,842, respectively, on the Credit Facility.

Private Placement of Notes

On March 20, 2013, the Company offered a private placement of debt pursuant to the provisions of Section 4(a)(2), Section 4(a)(6) and/or Regulation D under the Securities Act of 1933, as amended (the “Private Placement”).  Pursuant to the Private Placement the Company offered $300,000 minimum and $4 million maximum of Series A Senior Unsecured Notes carrying an interest rate of 9.625% per annum, payable quarterly, with a maturity date of May 30, 2014 (the “Notes”).  Under the terms of the offering, Series D Warrants for common shares were issued at closing.  The number of warrants issued was calculated by dividing the face value of each subscriber’s note by $0.75, and each warrant will be exercisable at $0.75 per share beginning September 1, 2013.  During the first two quarters of 2013, the Company had received subscriptions for $655,000 ($300,000 of which was acquired in the Armada acquisition) of Notes and issued warrants to purchase 873,333 shares of common stock to subscribers.  The Private Placement was closed to additional subscriptions in the second quarter of 2013. The fair value of the warrants, determined as their relative fair value to the notes, calculated using a Black Scholes model, of $248,927 ($103,001 of which was acquired in the Armada acquisition) was recorded as discount on the Notes to be amortized to interest expense using an effective interest rate.  Assumptions used in determining the fair values of the warrants were as follows:

2013
Weighted average grant date fair value	$0.54
Discount rate	0.77%
Expected life (in years)	4.9
Weighted average volatility	205.74%
Expected dividends	$—

Of the Notes, $100,000 was subscribed by James J. Cerna, Jr., a director of the Company.  $39,199 of debt discount is associated with this note, and warrants exercisable, as described above, for 133,333 shares were issued. $35,000 was subscribed by Marceau Schlumberger, who was a director of the Company at March 31, 2014.  $14,645 of debt discount is associated with this note, and warrants exercisable, as described above, for 46,667 shares were issued.

During the three months ended March 31, 2014, one of the notes in the amount of $25,000 attained maturity and was paid in full leaving total principal balances of $630,000 remaining to be paid in the second quarter of 2014.

During the three months ended March 31, 2014, the Company recognized $15,725 of interest expense on the face value of the notes, and amortization of the debt discount resulted in the recognition of $57,333 as interest expense.   $30,393 and $87,725, respectively, of debt discount remained to be amortized at March 31, 2014 and December 31, 2013.

During the three months ended March 31, 2013, the Company recognized interest expense of $490 on the face value of the notes, and amortization of the debt discount resulted in the recognition of $11,321 as interest expense.  Prior to the acquisition of Mesa on March 27, 2013, $198 of interest expense on the notes and $4,544 of debt discount amortization were recognized as interest expense, and were allocated to the purchase price of the Acquisition on March 28, 2013.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the quarter ended March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Beginning asset retirement obligations	$3,161,810	$3,507,798
Obligations assumed from acquisition (1)	—	65,263
Revaluation of asset retirement obligations (2)	—	(468,519)
Accretion expense	46,152	172,927
Sale of Young and Archer County properties	—	(99,891
Settlement of asset retirement obligations	—	(15,768)
Ending asset retirement obligations	$3,207,962	$3,161,810

(1)	ARO of Archer and Young County, Texas, properties acquired in the Acquisition.
(2)	ARO of Texas and Louisiana properties.

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

In the three months ended March 31, 2014 and 2013, the Company recognized $46,152 and $57,390, respectively, of accretion expense on its asset retirement obligations.

NOTE 8 – INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the three months ended March 31, 2014.

As of March 31, 2014, the Company has U.S. net operating loss carry forwards of approximately $8.5 million which begin to expire in 2029.

NOTE 9 – SHARE BASED COMPENSATION

Warrants

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2013	7,553,333	$1.96	4.2 years	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at March 31, 2014	7,553,333	$1.96	3.8 years	$—

Exercisable at March 31, 2014	7,553,333	$1.96	3.8 years	$—

During the first quarter of 2013, under a private placement, Series D Warrants to purchase 840,000 common shares were issued at closing. Each warrant was exercisable at $0.75 per share beginning September 1, 2013.  The fair value of the warrants, determined as their relative fair value to the notes, calculated using a Black Scholes model, of $241,083.  Assumptions used in determining the fair values of the warrants were as follows:

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

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2013	2,802,000	0.41	3.9 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Expired/Forfeited (1)	(27,000)	—	—	—
Outstanding at March 31, 2014	2,775,000	0.41	3.7 years	$—

Exercisable at March 31, 2014	2,545,200	$0.41	3.7 years	$—

(1)	Forfeited shares comprise options granted to employees who terminated their employment with the Company.

Compensation expense related to stock options of $17,678 and $45,143 was recognized for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the Company had $30,870 of unrecognized compensation expense related to outstanding unvested stock options, which will be fully recognized over the next 12 months. No stock options have been exercised.

Restricted Stock

The Company had no restricted stock activity during the three months ended March 31, 2014, and no unamortized compensation expense related to granted restricted stock awards.

During the three months ended March 31, 2013, the Company had 64,800 unvested restricted shares and recognized $11,508 in stock compensation expense.

NOTE 10 – SUBSEQUENT EVENTS

Amendment of Loan Agreement with Prosperity Bank (formerly F&M Bank)

On April 10, 2014, in contemplation of the sale of additional Class A Units in TNRH to Gulfstar and the acquisition of properties in Woodson County, Kansas, we entered into the Fifth Amendment to Loan Agreement and other associated documents with Prosperity Bank, a Texas banking association and successor by merger to The F&M Bank and Trust Company (“Lender”).  Terms of the amendment and associated documents include:

•
Letters of credit issued by Lender originally for the account of TNR and subsequently amended  for the account of MGC were excluded from the definition of “Letters of Credit” under the Loan Agreement (“Excluded LC’s), meaning that these letters of credit shall no  longer constitute borrowings by MEI under the Loan Agreement.

•
A First Amendment to the Security Agreement and a First Amendment to the Mortgage, Collateral Assignment, Security Agreement and Financing Statement  amending the original of those documents  dated July 22, 2011 (“Amended Security Agreement and Mortgage”) was entered into by which the properties and all associated collateral located in the Lake Hermitage Field shall thereafter secure only the obligations of MGC related to the Excluded LC’s, and the remaining properties and all associated collateral covered by the Amended Security Agreement and Mortgage shall continue to secure all secured obligations other than the Excluded LC’s.

•	The Guaranties of the Loan Agreement by TNR and MGC were released.
•	TNRH delivered to Lender a Restated Guaranty limiting TNRH’s obligation under the Restated Guaranty to a maximum amount of $4.6 million (“Limitation Amount”).
•
In the event, for any reason, that TNRH pays Lender the Limitation Amount in satisfaction of Mesa Energy, Inc.’s (“Borrower”) outstanding indebtedness on the Revolving Loan, Lender shall deliver to TNR a partial release of the Louisiana Mortgage and Security Agreement with the only remaining obligations of TNRH being related to the Excluded LC’s.

•	AMC delivered to Lender a mortgage covering the Kansas properties and an Unlimited Guaranty.
•	The Borrowing Base has been reset by Lender to $8.2 million and our obligation to make monthly principal reduction payments which, as of last redetermination, were $50,000 per month, was eliminated.
•
The Borrowing base will not be increased until such time as the Louisiana Mortgage and all associated security interests granted by TNR have been released as security for the Loan and TNRH shall have been released from its obligations under the Restated Guaranty.

Sale of Additional Class A Units in TNR Holdings, LLC, to Gulfstar Resources, LLC (“Gulfstar”)

On April 10, 2014, we sold to Gulfstar 11,873 Class A Units of TNR Holdings, LLC (“TNRH”) at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.3% (“Tranche B”).  As result of this purchase, Gulfstar gained control of TNRH.  Our financial statements for periods after the closing of the purchase will no longer consolidate TNRH and its wholly owned subsidiaries, Tchefuncte Natural Resources, LLC (“TNR”) and Mesa Gulf Coast, LLC (“MGC”), but will account for ownership interest in TNRH in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. The funds were primarily used to purchase the Kansas properties as discussed below.

TNRH’s balances as of March 31, 2014 and for the three month period ended March 31, 2014 were as follows:

As of March 31, 2014
ASSETS

Current assets	$6,659,144

Oil and gas properties, successful efforts accounting:
Properties subject to amortization, net	8,212,524
Properties not subject to amortization	16,756
Support facilities and equipment, net	2,628,789
Net oil and gas properties	10,858,069

Other assets	581,038

TOTAL ASSETS	$18,098,251

LIABILITIES AND EQUITY

Current liabilities	$2,329,986
Asset retirement obligations	3,106,376
Other liabilities	88,050

TOTAL LIABILITIES	$5,524,412

For the Three Months Ended March 31, 2014

Revenue	$3,161,809
Net loss	$(301,802)

Kansas Acquisition

On March 13, 2014, we entered into a purchase and sale agreement with Piqua Petro, Inc., pursuant to which we purchased certain oil and gas working interests in Woodson County, Kansas (the “Kansas Properties”). The Kansas Properties comprise six oil and gas leases covering approximately 1,040 gross (901 net) acres (excluding royalty and overriding royalty interests). Including adjustments from an effective date of March 1, 2014, the purchase price was $6,367,843, and the Company assumed the future asset retirement obligations of $349,604 associated with the Kansas Properties. The acquisition was primarily funded from drawing down Tranche B under the Unit Purchase Agreement between us and Gulfstar, as more fully described in the preceding paragraph.  The acquisition of the Kansas Properties was finalized on April 10, 2014.

Retirement of Notes Issued Pursuant to Private Placement

On April 11, 2014, we paid in full the principal balances of $130,000 of four notes issued pursuant to our private placement in the first two quarters of 2013, together with interest of $450.  The notes repaid had maturity dates of May 31, 2014.  Of the notes repaid, $35,000 plus interest of $121 was to Marceau Schlumberger, a member of our board of directors at the time.  Balances remaining on these notes total $500,000, of which $100,000 is held by James J. Cerna, Jr., a member of our board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of oil and/or natural gas, increased competition, results of arbitration and litigation, stock volatility and illiquidity, our failure to implement our business plans or strategies and general economic conditions. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Quarterly Report on Form 10-Q appears in the section captioned “Risk Factors” in our 2013 Annual Report on Form 10-K.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

History

Armada Oil, Inc. (the “Company”, “Armada”, or “we”) was incorporated under the laws of the State of Nevada on November 6, 1998, under the name “e.Deal.net, Inc.” On June 20, 2005, the Company amended its Articles of Incorporation to effect a change of name to International Energy, Inc. On June 27, 2011, the Company amended its Articles of Incorporation to change its name to NDB Energy, Inc. On May 7, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Armada Oil, Inc.  Armada is party to a farmout agreement with Anadarko Petroleum in the Niobrara play near existing oil and natural gas fields. Armada had one wholly owned subsidiary, Armada Oil and Gas, Inc. incorporated on January 19, 2012.

On March 28, 2013, Armada Oil, Inc. formed a business combination with Mesa Energy Holdings, Inc. (“Mesa”) Pursuant to which Armada acquired from Mesa substantially all of the assets of Mesa consisting of all of the issued and outstanding shares of Mesa Energy, Inc. (“MEI”), whose predecessor entity, Mesa Energy, LLC, was formed in April 2003 as an exploration and production company in the oil and gas industry.  Although Armada was the legal acquirer, Mesa was the accounting acquirer

MEI’s oil and gas operations are conducted through itself and its wholly owned subsidiaries.  MEI acquired Tchefuncte Natural Resources, LLC (“TNR”) in July 2011.  TNR owns interests in 80 wells and related surface production equipment in four fields located in Plaquemines and Lafourche Parishes, Louisiana.  Mesa Gulf Coast Operating, LLC (“MGC”) became the operator of all operated properties in Louisiana in October 2011.

On December 16, 2013, MEI formed TNR Holdings, LLC (“TNRH”), a Delaware limited liability company as a wholly owned subsidiary, and contributed its member’s capital in TNR and MGC to TNRH.  On December 20, 2013, the Company entered into a Unit Purchase Agreement with Gulfstar Resources, LLC, (“Gulfstar”) pursuant to which Gulfstar contributed $6,250,000 of capital in exchange for 6,250 Class A Units of TNRH membership interest at a price of $1,000 per Class A Unit, representing a 34.375% membership interest in TNRH (“Tranche A”).  As part of the transaction, Gulfstar was  obligated to purchase an additional aggregate 11,873 Class A Units of TNRH at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate), representing an additional 25.925% membership interest in TNRH, and did so on April 10, 2014 (“Tranche B”).  In addition, Gulfstar has an option to purchase up to an additional 9,718 Class A Units, at one or more additional closings, at a price of $468.20 per Class A Unit ($4,549,968 in the aggregate), representing an additional 9.7% membership interest in TNRH (“Tranche C” and together with Tranche A and Tranche B, the “Gulfstar Transaction”).  Upon closing and funding of Tranche B of the Gulfstar Transaction, MEI’s interest in TNR Holdings, LLC was reduced to 39.7%.

Mesa Midcontinent, LLC is a qualified operator in the state of Oklahoma and operates our properties in Garfield and Major Counties, Oklahoma. MEI is a qualified operator in the State of New York and operates the Java Field.

On March 14, 2014, Armada Midcontinent, LLC, (formerly known as MMC Resources, LLC), a wholly owned subsidiary of MEI, entered into a purchase and sale agreement with Piqua Petro, Inc., pursuant to which it purchased from Piqua Petro, Inc., on April 10, 2014, Piqua Petro’s interests in six oil and gas leases covering approximately 1,040 (901 net) acres in Woodson County, Kansas, paying the seller a net purchase price of $6,367,843 in cash.  The capital used for this purchase came primarily from the closing of Tranche B of the Gulfstar Transaction.  We acquired 100% of the leasehold working interest in the lands covered by the leases, subject to royalties, overriding royalties, and other expense-free burdens on production not to exceed 12.5% of 8/8ths, such that the net revenue interest in the leases conveyed to us was 87.5%.

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

We continuously evaluate opportunities in the United States’ most productive basins, and we currently have interests in the following:

•	The Vernon Field and the Winterschied Field, producing oil fields in Woodson County, Kansas;
•	Lake Hermitage Field, a producing oil and natural gas field in Plaquemines Parish, Louisiana;
•	Valentine Field, a producing oil and natural gas field in Lafourche Parish, Louisiana;
•	Larose Field, a producing oil and natural gas field in Lafourche Parish, Louisiana;
•	Bay Batiste Field, a producing natural gas field in Plaquemines Parish, Louisiana;
•	Turkey Creek Field, an area of interest in which we hold undeveloped leasehold interests and a farm-out in Garfield and Major Counties, Oklahoma;
•	Carbon County, Wyoming, an area of interest in which we hold a farm-out agreement with Anadarko Petroleum Company; and
•	Java Field, a natural gas development project in Wyoming County in western New York.

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

Louisiana Area

On July 22, 2011, the Company’s wholly owned subsidiary, Mesa Energy, Inc. (“MEI”), completed the acquisition of Tchefuncte Natural Resources, LLC (“TNR”), a Louisiana operator.  Immediately prior to MEI’s closing of the TNR acquisition, TNR completed the acquisition of properties in five fields in South Louisiana from Samson Contour Energy E & P, LLC.  As a result of this transaction, TNR became a wholly owned subsidiary of MEI.

On December 20, 2013, the Company and its wholly owned subsidiary, MEI, completed an asset reallocation financing transaction with Gulfstar as described above.   As of March 31, 2014, MEI’s membership interest in TNRH was 65.625%. TNR, now a wholly owned subsidiary of TNRH, owns 100% working interest in the Lake Hermitage Field in Plaquemines Parish, Louisiana along with various working interests in producing properties the Valentine and Larose Fields in Lafourche Parish, Louisiana and the Bay Batiste Field in Plaquemines Parish, Louisiana.  The capital provided by the initial closing of Tranche A December 20, 2013 is expected to accelerate development of the south Louisiana reserves.  On April 10, 2014,the Company closed on a purchase by Gulfstar of 11,873 Class A Units of TNR Holdings, LLC (“TNRH”) at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.3% (“Tranche B Funding”).  As result of this purchase, Gulfstar gained control of TNRH.  Our financial statements for periods after the closing of the purchase will no longer consolidate TNRH and its wholly owned subsidiaries, Tchefuncte Natural Resources, LLC (“TNR”) and Mesa Gulf Coast, LLC (“MGC”), but will account for ownership interest in TNRH in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. Money from the Tranche B Funding was used to purchase the Kansas properties as discussed below.

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

Under the Anadarko Contract, the Company is obligated to commence drilling of the initial test well on or before July 31, 2014.  If the Company fails to commence drilling said well in a timely manner, the Company shall be deemed to have relinquished its right to acquire any interest in Anadarko’s acreage under the Anadarko Contract.  If the Company drills an initial test well capable of production in paying quantities to the initial contract depth (approximately 8,500 feet), completes it as a producer and otherwise complies with and performs all other terms, covenants, and conditions of the Anadarko Contract, the Company will earn and be entitled to receive from Anadarko a lease, effective 30 days from the date of the release of the rig from the test well location, covering all of Anadarko’s oil and gas estate in the respective drill site section limited to the earned depth. The lease to be so earned by Armada will (i) be for a primary term of three (3) years; and (ii) provide for a lessor’s royalty of twenty percent (20%), proportionately reduced as appropriate and subject to any gas sales, purchase, transportation or gathering contracts affecting the leased lands on the date of the Anadarko Contract.  The Company will then have the right to continue to drill additional wells on the contracted acreage, subject to a drilling schedule, and earn additional drill site sections as described above.  A location for the Initial Test Well has been selected and additional locations for future wells are being evaluated.   The Company intends to take an aggressive approach to exploiting the Anadarko acreage position. The implementation of an aggressive drilling schedule using leading-edge shale drilling and completion technology should enable the Company to rapidly identify and develop significant oil and gas reserves in the Niobrara Shale.

Kansas Area

On March 14, 2014, we entered into a purchase and sale agreement with Piqua Petro, Inc., pursuant to which, on April 10, 2014, we purchased its interests in six oil and gas leases covering approximately 1,040 (901 net) acres in Woodson County, Kansas, with total current production of approximately 80 barrels per day.  We paid the seller a net purchase price of $6,367,843 in cash for the leases.  We acquired 100% of the leasehold working interest in the lands covered by the leases, subject to royalties, overriding royalties, and other expense-free burdens on production that do not exceed 12.5% of 8/8ths, such that the net revenue interest in the leases conveyed to us were 87.5%.

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

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the three-month periods ending March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013

Net loss	$(518,753)	$(2,511,448)

Adjustments:
Interest (income) expense, net	216,441	194,639
Income tax (benefit) expense	(314,703)	(876,271)
Dry hole expense	—	2,585,062
Depreciation, depletion, accretion and impairment	420,079	759,768
Gain on settlement of asset retirement obligation	—	(1,328)
Unrealized loss on change in commodity derivative instruments	167,673	534,699
Loss on change in convertible debt derivative	—	—
Share-based compensation	17,678	56,653
Adjusted EBITDA	$(11,585)	$741,774

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

	Three Months Ended
	March 31,			Percentage
	2014	2013	Difference	Change

Revenues
Oil	$2,637,375	$2,812,132	$(174,757)	-6.2%
Natural gas	476,358	516,159	(40,158)	-7.7%
Natural gas liquids	23,594	63,752	(39,801)	-63.0%
Total	$3,137,327	$3,392,043	$(254,717)	-7.5%

Sales volumes
Oil (Bbls)	25,617	25,447	170	0.7%
Natural gas (MCF)	90,018	234,018	(144,000)	-61.5%
Natural gas liquids (Bbl)	606	1,545	(939)	-60.8%
Total BOE	41,226	65,995	(144,769)	-219.4%
Total BOE/day	458	733

Average prices
Oil (per Bbl)	$102.95	$110.51	$(7.56)	-6.8%
Natural gas (per MCF)	5.29	2.21	3.09	139.9%
Natural gas liquids (per Bbl)	38.93	41.26	(2.33)	-5.6%
Total per BOE	$76.10	$51.40	$6.80	-13.2%

Revenues from commodity sales decreased during the three months ended March 31, 2014, over the three months ended March 31 2013, due to natural decline in well production and lower prices for oil and natural gas liquids.  Natural gas sales were down primarily because, in Bay Batiste Field, pressure declined to the point that the addition of a gas lift is needed to bring production up to prior levels.

In addition to revenues from commodity sales, during the three months ended March 31, 2014, we had $36,673 of revenue from lease fuel, compressor allocation, gas transportation, COPAS overhead, and production handling fees.  During the three months ended March 31, 2013, we had $46,795 of the same type of income.

Operating expenses

Operating expenses for the three months ended March 31, 2014 and 2013 are set forth in the table below:

	Three Months Ended
	March 31,			Percentage
	2014	2013	Difference	Change

Costs and Expenses
Lease operating expense (1)	$1,483,143	$1,546,306	$(63,163)	-4.1%
Production and ad valorem taxes (2)	354,007	306,889	47,118	15.4%
Environmental remediation expense (3)	252,135	—	252,135	N/A
Exploration expense (4)	159,529	—	159,529	N/A
Dry hole expense (5)	—	2,585,062	(2,585,062)	-100.0%
Depletion, depreciation, amortization, and impairment expense (6)	420,079	759,768	(339,689)	-44.7%
(Gain) loss on settlement of asset retirement obligation (7)	—	(1,328)	1,328	100.0. %
General and administrative expense (8)	1,035,859	1,023,180	12,679	1.2%
Total operating expenses	$3,704,752	$6,219,877	$(2,515,125)	-40.4%

(1)	Decreased LOE on nonoperated properties.
(2)	Decreased sales volumes.
(3)	Resulted from a pipeline leak between two tank batteries in Valentine Field and a spill from a dump valve on the heater treater for the MR Fee well in Larose Field.
(4)	Purchase of seismic data for Louisiana properties.
(5)	2013 mechanical failure in the drilling of the Thomas #6H well in Oklahoma.
(6)	Primarily attributable to reduction in asset retirement costs for wells after December 31, 2013, revaluation of asset retirement obligations as well as lower natural gas production.
(7)	No asset retirement obligations were settled in 2014.
(8)	Increased legal and professional fees associated with Gulfstar Tranche B funding and Kansas acquisition less decreased stock compensation expense.

Operating expenses expressed in BOE for the three months ended March 31, 2014 and 2013 are set forth in the table below:

	Three Months Ended
	March 31,			Percentage
	2014	2013	Difference	Change

Costs and Expenses
Lease operating expense	$35.98	$23.43	$12.55	53.6%
Production and ad valorem taxes	8.59	4.65	3.94	84.7%
Environmental remediation expense	6.12	—	6.12	N/A
Exploration expense	3.87	—	3.87	N/A %
Dry hole expense	—	39.13	(39.13)	-100.0%
Depletion, depreciation, amortization, and impairment expense	10.19	11.51	(1.32)	-11.5%
(Gain) loss on settlement of asset retirement obligation	—	(0.02)	0.02	100.0%
General and administrative expense	25.13	15.50	9.63	62.1%
Total operating expenses	$89.88	$94.20	$(4.32)	-4.6%

Operating loss. As a result of the above described revenues and expenses, we incurred an operating loss of $530,752 in the first quarter of 2014 as compared to an operating loss of $2,781,039 in the first quarter of 2013.

Interest expense. Interest expense increased to $216,592 for the three months ended March 31, 2014, from $198,015 for the three months ended March 31, 2013. The increase was primarily attributable to amortization of discount on notes payable associated with a private placement of securities as well as interest expense on premium financed insurance notes.

Unrealized loss on changes in derivative value. The unrealized loss on change in derivatives – commodity contracts for the three months ended March 31, 2014 and 2013 was $167,673 and $534,699, respectively. Unrealized losses were the result of the change in value of the net derivative liability from that of the prior reporting period. The values underlying the derivatives are estimates of predicted future commodity prices based on current market activity and projections of future market activity.  Additional contributors to fluctuations in the value of the recognized net liability are additions to and unwindings of hedged positions during any reporting period.

Realized gain (loss) on changes in derivatives – commodity contracts. Cash settlements which we paid from hedging our sales of oil and gas production were $165,511 in the first quarter of 2014 as compared to $115,678 which we received in the first quarter of 2013. Changes in realized gains and losses associated with our commodity contracts are attributable to the same factors that affect the unrealized gains or losses associated with our commodity derivative contracts.

Income tax benefit. State and federal income tax benefit for the first quarter of 2014 was $314,703 compared to an income tax benefit of $876,271 in the first quarter of 2013.  The increase in the income tax benefit in the first quarter of 2014 is primarily due to lower first quarter 2014 net loss.

Net loss. Due to the reasons set forth above, our net loss for the three months ended March 31, 2014 was $518,753 ($0.01 per basic and diluted common share). Our net loss for the three months ended March 31, 2013 was $2,511,448 ($0.07 per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of March 31, 2014, we had a working capital deficit of $4,062,011. As of December 31, 2013, we had a working capital deficit of $2,310,297. The increase in the working capital deficit was attributable to:

•	The classification as current of all of our debt in the amount of $8,766,904 (gross of discount)
•	Decreased revenues from oil and gas sales.
•	Capital expenditures on our producing properties.

The anticipated reorganization of our credit facility in April 2014 as a function of the Gulfstar Transaction resulted in a delay in the extension of the facility.  The reorganization took place in April 2014 as discussed elsewhere in this report.  As a result, we now expect a short extension of the facility prior to maturity to allow time for the mid-year reserve report to be completed and a new borrowing base to be established, followed by a longer term extension of the facility in the third quarter.  In addition, we expect Tranche C of the Gulfstar transaction to be funded in the second quarter, providing resources for the drilling and development of our properties.

Cash and Accounts Receivable

At March 31, 2014, we had cash and cash equivalents of $5,099,409, compared to $7,095,972 at December 31, 2013. Cash decreased by $1,996,563 due to payments for capital expenditures on our producing properties, transaction expenses associated with the Tranche B funding by Gulfstar and the acquisition of our Kansas properties, and increased cash payments of interest.

Liabilities

Accounts payable and accrued expenses decreased by $69,387 to $2,156,665 at March 31, 2014, from $2,226,052 at December 31, 2013, primarily due to an increased level of operating and capital expenditure activity associated with additional wells and facilities, a decreased amount of revenue payable to royalty and working interest owners, and payment for additional user licenses for our ERP system.

As of March 31, 2014, the outstanding balance of principal on debt, net of discount, was $8,736,511, a net decrease of $133,039 from the outstanding balance of $8,869,550, as of December 31, 2013. The decrease was due to principal reduction payments on our credit facility, payment in full of two premium financed insurance notes, net of the addition of one premium financed insurance note, the repayment of one note associated with the 2013 private placement of debt which matured during the quarter.

Cash Flows

For the three months ended March 31, 2014, the net cash used in operating activities was $589,061 compared to net cash provided by operating activities for the three months ended March 31, 2013 of $88,638, a net increase in cash used of $677,699.

For the three months ended March 31, 2014 and 2013, net cash used in investing activities was $1,169,165 and $2,159,885, respectively, a decrease in cash used of $990,720.  This is attributable to decreased spending on development of oil and gas properties and payment for settlement of expired hedges in 2014 versus payment received for settlement of expired hedges in the first quarter of 2013, despite increased spending on support facilities and equipment.

For the three months ended March 31, 2014 and 2013, net cash (used in) provided by financing activities was ($238,337) and $274,820, respectively, an increase in cash used of $513,157.  This was primarily because in the first three months of March 2013, we had received proceeds from private placement of debt but had received none in 2014 and because we made significantly greater reductions of principal on our credit facility in 2014 than in the same period of 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of March 31, 2014, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.
As of March 31, 2014, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

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

Item 1A. Risk Factors

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014, which may be accessed via EDGAR through the Internet at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Agreement for Purchase and Sale dated as of March 13, 2014, by and between Piqua Petro, Inc., and Armada Midcontinent, LLC, or its assigns (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014 and incorporated herein by reference)

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

***
This XBRL exhibit is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARMADA OIL, INC.

Date: May 15, 2014	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)