Form 10-Q
period 2014-09-30
Armada Oil, Inc.
filed 2014-11-13
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 12, 2014, there were 56,105,473 shares of the registrant’s common stock outstanding.

ARMADA OIL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

ARMADA OIL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$819,864	$7,095,972
Accounts receivable – oil and gas	124,806	1,524,623
Accounts receivable – other	530,491	32,538
Deferred financing costs, net – current	54,420	13,162
Deferred tax asset – current	6,025	100,606
Prepaid expenses	144,269	202,280
Assets held for sale	7,826,730	—
TOTAL CURRENT ASSETS	9,506,605	8,969,181

Oil and gas properties, successful efforts accounting:
Properties subject to amortization, net	10,396,866	7,692,703
Properties not subject to amortization	9,954,315	10,653,825
Support facilities and equipment, net	99,548	2,417,898
Land	38,345	38,345
Net oil and gas properties	20,489,074	20,802,771

Property and equipment, net	147,542	242,676
Deferred tax asset – noncurrent	6,034,025	5,502,988
Deposit on asset retirement obligations	40,000	585,973
Production payment receivable	131,250	131,250
Other assets	75,098	55,598

TOTAL ASSETS	$36,423,594	$36,290,437

LIABILITIES
Current liabilities:
Accounts payable – trade	$2,462,133	$1,362,867
Revenue payable	5,434	418,213
Accrued expenses	222,471	444,972
Accrued expenses – related parties	27	70
Notes payable, net – current	8,529,538	8,767,392
Notes payable – related parties, net – current	100,000	102,158
Derivative liability, commodity contracts – current	—	173,806
Other current liabilities	135,896	10,000
TOTAL CURRENT LIABILITIES	11,455,499	11,279,478

Derivative liability, commodity contracts – noncurrent	—	53,289
Deferred tax liability – noncurrent	6,652,141	3,703,553
Asset retirement obligations	459,554	3,161,810
TOTAL LIABILITIES	18,567,194	18,198,130

Commitments and Contingencies

Equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 56,105,473 and 56,030,473 shares issued and outstanding, respectively	56,105	56,030
Additional paid-in capital	16,337,566	16,108,722
Retained earnings (deficit)	1,462,729	(4,038,633)
Total equity attributable to Armada Oil, Inc.	17,856,400	12,126,119
Noncontrolling interest	—	5,966,188
TOTAL EQUITY	17,856,400	18,092,307

TOTAL LIABILITIES AND EQUITY	$36,423,594	$36,290,437

See accompanying notes to unaudited consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$411,560	$3,302,121	$4,128,805	$9,846,067

Operating expenses:
Lease operating expense	122,976	1,621,231	2,022,168	5,888,841
Environmental remediation expense	—	—	252,135	—
Exploration expense	31,472	179,517	198,896	271,863
Dry hole expense	—	—	—	2,609,866
Depletion, depreciation, amortization, accretion and impairment	108,598	522,933	841,615	1,554,062
Loss on sale of oil and gas properties	420,425	55,448	420,425	55,448
Gain on settlement of asset retirement obligations	—	—	—	(1,328)
General and administrative expense	537,958	798,862	2,339,217	3,401,724
Total operating expense	1,221,429	3,177,991	6,074,456	13,780,476

Income (loss) from operations	(809,869)	124,130	(1,945,651)	(3,934,409)

Other income (expense):
Interest income	—	—	151	4,468
Interest expense	(152,669)	(252,425)	(545,674)	(649,655)
Realized gain (loss) on commodity contracts	—	101,409	(165,511)	252,146
Loss on change in derivative value – commodity contracts	—	(507,389)	(167,673)	(455,561)
Loss on modification of offering	—	—	—	(65,749)
Bargain purchase gain	—	—	—	1,455,879
Gain on sale of equity in subsidiary	—	—	11,105,788	—
Other income (expense)	4,953	(12,600)	153,631	11,991
Total other income (expense)	(147,716)	(671,005)	10,380,712	553,519

Net income (loss) before income taxes	(957,585)	(546,875)	8,435,061	(3,380,890)
Income tax benefit (expense)	679,488	349,663	(3,037,444)	1,637,592
Net income (loss)	$(278,097)	$(197,212)	$5,397,617	$(1,743,298)
Net loss attributable to noncontrolling interest	—	—	(103,745)	—
Net income (loss) attributable to Armada Oil, Inc.	$(278,097)	$(197,212)	$5,501,362	$(1,743,298)

Net income (loss) per common share:
Basic	$(0.00)	$(0.00)	$0.10	$(0.04)
Diluted	$(0.00)	$(0.00)	$0.10	$(0.04)

Weighted average number of common shares outstanding:
Basic	56,079,386	56,030,473	56,047,231	48,966,471
Diluted	56,079,386	56,030,473	56,047,231	48,966,471

See accompanying notes to these unaudited consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2014
(Unaudited)

	Common Stock			Retained
	Shares	Par	Additional Paid In Capital	Earnings (Deficit)	Noncontrolling Interest	Total

Balances at December 31, 2013	56,030,473	$56,030	$16,108,722	$(4,038,633)	$5,966,188	$18,092,307

Share-based compensation	75,000	75	143,615	—	—	143,690

Warrants granted to extend notes recorded as deferred financing cost	—	—	85,229	—	—	85,229

Sale of controlling interest in TNRH	—	—	—	—	(5,862,443)	(5,862,443)

Net income (loss)	—	—	—	5,501,362	(103,745)	5,397,617

Balances at September 30, 2014	56,105,473	$56,105	$16,337,566	$1,462,729	$—	$17,856,400

See accompanying notes to these unaudited consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,397,617	$(1,743,298)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion, amortization, accretion and impairment	841,615	1,554,062
Dry hole expense	—	2,609,866
Deferred income taxes (benefit)	3,037,444	(1,637,592)
Share-based compensation	143,690	636,714
Loss on sale of oil and gas property	420,425	55,448
Gain on settlement of asset retirement obligations	—	(1,328)
Amortization of debt discount charged to interest expense	87,726	105,789
Amortization of deferred financing costs	43,970	16,923
Realized (gain) loss on derivative commodity contracts	165,511	(252,146)
Unrealized loss on change in derivative value – commodity contracts	167,673	455,561
Bargain purchase gain	—	(1,455,879)
Loss on offering modification	—	65,749
Gain on sale of controlling interest in TNR Holdings, LLC	(11,105,788)	—
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(307,702)	(350,806)
Accounts receivable – other	34,705	197,115
Prepaid expenses	95,533	66,240
Accounts payable and accrued expenses	257,300	(431,693)
Accrued expenses – related parties	(43)	(38,383)
Revenue payable	(82,295)	137,883
CASH USED IN OPERATING ACTIVITIES	(802,619)	(9,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition and development of oil and gas properties	(8,778,938)	(2,837,548)
Cash received for sale of oil and gas properties	150,000	85,000
Cash received for sale of support facilities and equipment	—	54,018
Cash paid for support facilities and equipment	(418,518)	(92,094)
Cash proceeds from settlement of derivative commodity contracts	(165,511)	252,146
Cash received from deconsolidation of a subsidiary, net	4,221,444	—
Cash paid for acquisition of Armada	—	(293,106)
Cash paid for deposits	(20,000)	—
Cash paid for property and equipment	—	(8,844)
CASH USED IN INVESTING ACTIVITIES	(5,011,523)	(2,840,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on debt, net of financing costs	—	305,515
Proceeds from borrowings on debt – related parties, net of financing costs	—	135,000
Principal payments on debt	(398,634)	(2,372,630)
Installment payments on software and other contingencies	(63,332)	(91,000)
CASH USED IN FINANCING ACTIVITIES	(461,966)	(2,023,115)

NET CHANGE IN CASH	(6,276,108)	(4,873,318)
CASH AT BEGINNING OF PERIOD	7,095,972	5,884,649
CASH AT END OF PERIOD	$819,864	$1,011,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$446,401	$454,331
Cash paid for income taxes	$—	$75,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Financed prepaid assets	$97,143	$129,465
Reclassification of asset retirement cost deposit to accounts receivable – other	$545,973	$—
Accrued oil and gas acquisition and development costs	$2,325,109	$—
Debt discount related to warrants issued in conjunction with notes payable and notes payable – related parties	$—	$142,133
Deferred financing cost incurred in extending maturity of debt by issuance of warrants	$85,229	$—
Change in asset retirement obligations	$349,604	$30,716
Common stock issued in satisfaction of stock payable	$—	$325,000
Common stock issued for purchase of Mesa Energy Holdings, Inc.	$—	$14,056,342

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

The consolidated balance sheets include the accounts of the Company, and its wholly-owned subsidiaries, Armada Oil and Gas, Inc. (“AOG”), Armada Operating, LLC (“AOP”), Mesa Energy, Inc. (“MEI”), Mesa Midcontinent LLC (“MMC”),  and Armada Midcontinent, LLC, formerly known as MMC Resources, LLC (“AMC”).  Consolidated statements of operations and cash flows include those of the Company, AOG, AOP, MEI, MMC, and AMC for the nine months ended September 30, 2014, as well as those of TNR Holdings, LLC (TNRH”) and its wholly owned subsidiaries, Tchefuncte Natural Resources, LLC (“TNR”) and Mesa Gulf Coast, LLC (“MGC”) for the three months ended March 31, 2014.  The Company owned 65.625% of TNRH as of March 31, 2014, but the Company’s ownership was reduced to 27.124% during the second quarter of 2014. The Company deconsolidated the financial statements of TNRH, which includes the financial statements of TNR and MGC, as of April 1, 2014, in accordance with ASC 810-15-10 because the Company lost its ability to impose significant influence, and control of the operations and assets of TNRH were restricted by the then non-controlling member as of April 1, 2014.

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

The Company’s operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists, and landmen as required in connection with future drilling and production operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) available to stockholders	$(278,097)	$(197,212)	$5,501,362	$(1,743,298)
Basic net income allocable to participating securities (1)	—	—	—	—
Basic net income (loss) available to stockholders	(278,097)	(197,212)	5,501,362	(1,743,298)

Denominator:
Weighted average number of common shares – Basic	56,079,386	56,030,473	56,047,231	48,966,471
Effect of dilutive securities (2) :
Options and warrants	—	—	—	—
Weighted average number of common shares – Diluted	56,079,386	56,030,473	56,047,231	48,966,471

Net income (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)	$0.10	$(0.04)

(1)
Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)
For the three and nine months ended September 30, 2014, stock options and warrants representing 3,653,000 and 7,953,333 shares, respectively, were antidilutive and, therefore, excluded from the diluted share calculation. For the three and nine months ended September 30, 2013, stock options and warrants representing 2,806,000 and 8,728,118 shares, respectively, were antidilutive and, therefore, excluded from the diluted share calculation.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has incurred recurring losses from operations through September 30, 2014, has a working capital deficit at September 30, 2014, of $1,948,894 and has limited sources of revenue.  These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, management has been seeking additional oil and gas properties to provide a source of recurring revenues and the necessary financing to complete an acquisition.  Although the Company is pursuing additional financing to acquire producing oil and gas properties, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company.

NOTE 3 – BUSINESS COMBINATION

On March 28, 2013, Armada completed the acquisition (the “Acquisition”) of substantially all of the assets of Mesa Energy Holdings, Inc. consisting of all of the issued and outstanding shares of MEI pursuant to the terms of the Asset Purchase Agreement and Plan of Reorganization Among Armada Oil, Inc., Mesa Energy Holdings, Inc., and Mesa Energy, Inc. (the “APA”).  The Company accounted for the assets, liabilities and ownership interests in accordance with the provisions of ASC 805, Business Combinations.

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

NOTE 4 – ACQUISITION AND DIVESTITURE

Sale of Additional Class A Units in TNR Holdings, LLC, to Gulfstar Resources, LLC (“Gulfstar”)

In April 2014,  Gulfstar purchased 11,873 Class A Units of TNR Holdings, LLC (“TNRH”) at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate with net cash received of $6,419,573), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.299% (“Tranche B”).  As result of this purchase, Gulfstar gained control of TNRH.  Our financial statements for periods beginning April 1, 2014, will no longer consolidate TNRH and its wholly owned subsidiaries, Tchefuncte Natural Resources, LLC (“TNR”) and Mesa Gulf Coast, LLC (“MGC”), but will account for ownership interest in TNRH in accordance with ASC Topic 810, Consolidation (“ASC 810”). The Company accounts for its investment in TNRH by the cost method. The financial statements of TNRH and its wholly owned subsidiaries, TNR and MGC, are deconsolidated from the financial statements of the Company effective April 1, 2014, because the Company lost its ability to impose significant influence, and control of operations and assets of TNRH were restricted by rights of the then non-controlling member as of April 1, 2014, see NOTE 1.  The funds received from the closing of Tranche B were primarily used to purchase the Kansas properties as discussed below.

As a result of the deconsolidation of the financial statements, the consolidated balance sheets as of September 30, 2014, reflect only the balances of the Company and its wholly owned subsidiaries and do not include those of TNRH and its subsidiaries.  The consolidated statement of operations contains the results of operations of the Company and TNRH and its subsidiaries, less the net loss attributable to the non-controlling interest (TNRH) for the three months ended March 31, 2014.  The consolidated statement of operations for the three months ended September 30, 2014, contains only the result of operations for the Company and does not include those of TNRH and its subsidiaries.

TNRH’s balances as of March 31, 2014 and for the three month period ended March 31, 2014 were as follows:

As of March 31, 2014
ASSETS

Current assets	$6,659,144

Oil and gas properties, successful efforts accounting:
Properties subject to amortization, net	8,212,524
Properties not subject to amortization	16,753
Support facilities and equipment, net	2,628,792
Net oil and gas properties	10,858,069

Other assets	581,038

TOTAL ASSETS	18,098,251

LIABILITIES

Current liabilities	2,329,986
Deferred tax liability	403,283
Asset retirement obligations	3,106,376
Derivative liabilities	88,050

TOTAL LIABILITIES	5,927,695

NET ASSETS	$12,170,556

For the Three Months Ended March 31, 2014

Revenues	$3,161,809
Net loss	$(301,802)

On May 16, 2014 and June 16, 2014, the Company sold an additional 1,400 and 2,380 units at $564.31 per unit, respectively, to Gulfstar for $790,034 and $1,343,058, respectively, for an aggregate of $2,133,092 (“Tranche D”).  Net cash received was $2,041,576.  The Company’s interest in TNRH was reduced to 27.124%.  Due to the Company’s inability to enforce significant influence over any part of TNHR operations, the Company’s remaining investment was recorded on the balance sheet as a cost method investment.

A gain of $11,105,788 was recognized on our sale of the controlling interest and deconsolidation of TNRH as follows:

Gain on deconsolidation of TNRH
Fair value of proceeds that resulted in loss of control	$6,419,573
Fair value of noncontrolling interest retained (cost method investment)	9,830,766
Carrying amount of noncontrolling interest in former subsidiary on the date the subsidiary is deconsolidated	5,862,443
Subtotal	22,112,782
Less carrying amount of TNRH’s net assets	(12,170,556)
Plus intercompany payables	1,163,562
Gain on deconsolidation of TNRH	$11,105,788

As of September 30, 2014, the Company had a cost method investment for its remaining 27.124% noncontrolling interest held in TNRH as follows:

Cost method investment
Fair value of noncontrolling interest retained the date TNRH is deconsolidated	$9,830,766
Less Tranche D net proceeds from sale units in TNRH	(2,041,576)
Cost method investment as of September 30, 2014	$7,789,190

As of September 30, 2014, the Company reclassified its cost method investment in TNRH to assets held for sale.

The Company reviewed (ASC 360-10) Property, Plant, and Equipment to determine the appropriate classification for this investment.  ASC 360-10 provides the following criteria for assets to be classified as held for sale:

•	Management with the appropriate authority commits to a plan to sell the asset;
•	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
•	An active program to locate a buyer and other actions required to complete the plan of sale have been initiated;
•	The sale of the asset within one year is probable and will qualify for accounting purposes as a sale;
•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•	Actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company concluded that all of these criteria have been met for this investment and that it is appropriately classified as held for sale in current assets.

Kansas Acquisition

During the second quarter of 2014, the Company consummated the purchase of developed leasehold interests (the “Kansas Properties”). The Kansas Properties comprise six oil and gas leases covering approximately 1,040 gross (901 net) acres (excluding royalty and overriding royalty interests). Including adjustments from an effective date of March 1, 2014, the purchase price was $6,368,106, of which $6,285,106 was applied to purchased leasehold and $83,000 to support facilities and equipment, and the Company assumed the future asset retirement obligations of $349,604 associated with the Kansas Properties. The acquisition was primarily funded from drawing down Tranche B under the Unit Purchase Agreement between us and Gulfstar, as more fully described in the preceding paragraph.  The acquisition of the Kansas Properties was finalized on April 10, 2014.

NOTE 5 – FAIR VALUE MEASUREMENTS

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

September 30, 2014
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative liability – commodity contracts	$—	$—	$—	$—

	December 31, 2013
	Carrying Value	Fair Value Measurement
		Level 1	Level 2	Level 3

Derivative liability – commodity contracts	$(227,095)	$—	$(227,095)	$—

The Company did not identify any other assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.

NOTE 6 – COMMODITY DERIVATIVE INSTRUMENTS

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

The Company had commodity derivative instruments with a single counterparty for which it determined the fair value using period-end closing oil and gas prices, interest rates and volatility factors for the periods under each contract.  As a result of the Company’s sale of the controlling interest in TNRH to Gulfstar, TNRH agreed in the Amendment to Unit Purchase Agreement dated April 10, 2014 to assume the hedging contracts between the Company and the counterparty.  Prosperity Bank, successor by merger to F&M Bank & Trust Company, agreed to the Company transferring and novating its interest in its hedges to TNRH in the Sixth Amendment to the Loan Agreement dated July 22, 2011, on May 30, 2014, see NOTE 8. As a result the Company has no assets or liabilities associated with commodity derivative instruments at September 30, 2014.

For the nine months ended September 30, 2014 and 2013, the Company recorded a realized loss of $165,511 and realized gain of $252,146, respectively, and unrealized losses of $167,673 and $455,561, respectively, on the statements of operations.

NOTE 7 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

The Company’s oil and gas properties at September 30, 2014, are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion and impairment, at September 30, 2014, and December 31, 2013, were:

	September 30,	December 31,
Property	2014	2013

Bear Creek Prospect	$13,834,527	$9,957,839
Woodson County, Kansas	6,516,654	—
Lake Hermitage Field	—	3,644,986
Valentine Field	—	1,895,504
Larose Field	—	1,112,275
Bay Batiste Field	—	953,197
Turkey Creek Field	—	782,727
Total	$20,351,181	$18,346,528

Net oil and gas properties at September 30, 2014 were:

Year Incurred	Acquisition Costs	Exploration and Development Costs	Dry Hole Costs	Disposition of Assets	Depletion, Amortization, and Impairment	Total

2012 and prior	$8,848,195	$7,360,855	$(466,066)	$(2,090,383)	$(3,810,942)	$9,841,659
2013	10,422,630	2,176,671	(2,591,770)	(346,152)	(1,156,510)	8,504,869
2014	6,708,324	4,745,327	—	(8,837,248)	(611,750)	2,004,653
Total	$25,979,149	$14,282,853	$(3,057,836)	$(11,273,783)	$(5,579,202)	$20,351,181

During the three and nine months ended September 30, 2014 and 2013, we incurred $31,472, $179,517, $198,896 and $271,863, respectively, of exploration expense which is included on our consolidated statements of operations.

During the nine months ended September 30, 2014, Gulfstar purchased the controlling interest in TNRH, and the Company deconsolidated the assets of the subsidiaries of TNRH, TNR and MGC, from the Company’s balance sheet. The net book value of these properties, $8,229,277, was removed from the Company’s balance sheet effective April 1, 2014, because the Company lost its ability to impose significant influence; and control of operations and assets of TNRH were restricted by the then non-controlling member effective April 1, 2014.  The remaining amount of disposals relates to the $570,425 of Turkey Creek Field assets sold, see below.

On April 10, 2014, the Company acquired a 100% working interest in six developed and producing leases in Woodson County, Kansas, for a cash purchase price of $6,368,106. The purchase price was allocated as follows:

Lease	Support Facilities and Equipment	Purchased Leasehold
Wingrave Pasture	$25,000	$3,159,053
John Wingrave	10,000	945,216
Light	15,000	1,895,432
Stockebrand	20,000	107,362
Karmann	13,000	178,043
Total	$83,000	$6,285,106

Asset retirement cost of $349,604 was established for these properties.

During the nine months ended September 30, 2014, the Company completed the Light 9-13 well which had been drilled prior to the Company’s acquisition of the Woodson County, Kansas, properties, spending $23,399.  The well produced a small quantity of oil over a brief amount of time, after which it was shut-in pending evaluation for recompletion to an upper zone.  The completion costs were impaired.

Turkey Creek Field – Garfield and Major Counties, Oklahoma

During the nine months ended September 30, 2014, the Company sold its undeveloped leasehold interest carried at $570,425 for $150,000, recognizing a loss of $420,425, and impaired $121,112 and $10,000 of undeveloped and developed leasehold costs, respectively, and $84,209 of intangible drilling costs associated with the Thomas Unit #5 well, reducing the Company’s investment in Oklahoma to $0.

In the nine months ended September 30, 2013, the Company spent $1,808,969 on drilling the Thomas Unit #6H well.  The Thomas Unit #6H was not completed due to mechanical issues and has been plugged and abandoned.  We charged the drilling costs of $0 and $2,609,866 to dry hole expense in the three and nine months ended September 30, 2013, respectively.

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

On November 2, 2012, Armada executed a Seismic and Farm Out Option Contract (the “Anadarko Contract”) whereby Anadarko E&P Onshore LLC (successor in interest to Anadarko E&P Company LP), and Anadarko Land Corp. (collectively “Anadarko”) agreed to execute a mineral permit granting the Company the nonexclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  If and when the Company drills and completes a test well capable of production and complies with all other terms of the Anadarko Contract, the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive a 100 percent (100%) operated working interest in the section upon which the well was drilled.  Anadarko will retain a twenty percent (20%) royalty interest in future production.  The Company delivered the seismic data to Anadarko as agreed, selected a drilling location for the initial test well and, through September 30, 2014, drilled and cased the Bear Creek #1 well and prepared plans for completion.

On October 28, 2013, the Company and Anadarko entered into a Third Amendment to the Seismic and Farm Out Option Contract dated October 22, 2012 which included the following changes to the original agreement, as amended:

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

During the nine months ended September 30, 2014, the Company drilled and cased the Bear Creek #1 well spending $3,876,637. Total vertical depth of this well is 8,921 feet (8,896 cased). Intangible and tangible completion costs are estimated to be an additional $705,900.  Total drilling and completion costs are estimated to be $4,582,537.

Grayson County, Texas, Acquisition of Leasehold Interest Held for Sale

During the nine months ended September 30, 2014, the Company acquired from a related party a two-year term assignment of an oil and gas lease on 250 acres in Grayson County, Texas, for the purpose of reselling this interest at a profit.  The Company paid $37,540 for this interest which is classified as an asset held for sale.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table details these properties and equipment, together with their estimated useful lives:

		September 30,	December 31,
	Years	2014	2013

Tank batteries	7-12	$44,000	$807,580
Production equipment	7	38,351	1,034,599
Production facilities	7	6,000	108,702
Field offices	20	—	150,000
Crew boats	7	—	172,413
Vehicles	7	17,748	—
Construction in progress (not depreciated)		—	43,696
Asset retirement cost	7	—	786,828
Subtotal		106,099	3,103,818
Accumulated depreciation		(6,551)	(685,920)
Total support facilities and equipment, net		$99,548	$2,417,898

During the nine months ended September 30, 2014, Gulfstar purchased the controlling interest in TNRH, and the Company deconsolidated the assets of the subsidiaries comprising TNRH, TNR and MGC, from the Company’s balance sheet, see NOTE 4.

During the three and nine months ended September 30, 2014 and 2013, the Company recognized depreciation expense of $3,622, $72,163, $108,079 and $217,508, respectively, on support facilities and equipment.

Office Furniture, Equipment, and Other

		September 30,	December 31,
	Years	2014	2013

Office and computer equipment, purchased software, and leasehold improvements	3	$220,301	$251,912
Furniture and fixtures	10	37,570	55,569
Subtotal		257,871	307,481
Accumulated depreciation		(110,329)	(64,805)
Total property and equipment, net		$147,542	$242,676

During the nine months ended September 30, 2014, Gulfstar purchased the controlling interest in TNRH, and the Company deconsolidated the assets of the subsidiaries comprising TNRH, TNR and MGC, from the Company’s balance sheet, see NOTE 4.

During the three and nine months ended September 30, 2014 and 2013, the Company recognized depreciation expense of $22,067, $12,223, $67,271 and $35,338, respectively, on office furniture, equipment, and other.

Support facilities and equipment and office furniture, equipment, and other are depreciated using the straight line method over their estimated useful lives.

NOTE 8 – DEBT

Credit Facility and Notes Payable

The Company’s notes payable at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013

Credit facility	$8,072,693	$8,222,693
Notes issued pursuant to private placement of securities	400,000	555,000
Notes issued pursuant to private placement of securities – related parties	100,000	100,000
Less: debt discount on private placement of notes	—	(87,725)
Other term notes	56,845	79,582
Notes payable outstanding	8,629,538	8,869,550
Less: Current maturities	(8,629,538)	(8,869,550)
Notes payable – noncurrent	$—	$—

On July 22, 2011, the Company entered into a $25 million senior secured revolving line of credit (“Credit Facility") with Prosperity Bank (formerly F&M Bank and Trust Company) that, under its original terms, was to mature on July 22, 2013. The interest rate was the Prosperity Bank Base Rate plus 1% subject to a floor of 5.75%, payable monthly. During the year ended December 31, 2012, the maturity was extended to July 22, 2014. At September 30, 2014 and December 31, 2013, the interest rate was 5.75%. A 2.00% annual fee is applicable to letters of credit drawn under the Credit Facility.

The Credit Facility provided financing for the 2011 acquisition of TNR, working capital for field enhancements, and general corporate purposes. The Credit Facility was originally subject to an initial borrowing base of $10,500,000 which was fully utilized by the Company with the completion of the acquisition of TNR. The Company obtained letters of credit in the amount of $4,704,037 that were provided to the State of Louisiana to secure asset retirement obligations associated with the properties. $5,693,106 was funded to MEI to complete the transaction, provide working capital for field enhancements and for general corporate purposes. In addition, MEI paid a $102,877 loan origination fee which is being amortized over the life of the loan. The borrowing base is subject to two scheduled redeterminations each year. Loans made under this credit facility were secured by TNR’s proved developed producing reserves (“PDP”) as well as guarantees provided by the Company, MEI, and the Company’s other wholly-owned subsidiaries. Monthly commitment reductions were initially set at $150,000 beginning November 22, 2011, and continuing until the first redetermination on or about April 1, 2012. At the first redetermination, the Company was relieved of its obligation to make monthly commitment reductions, and its borrowing base was increased from $10,500,000 to $13,500,000.   Future principal reduction requirements, if any, will be determined concurrently with each semi-annual redetermination. In September 2012, Prosperity Bank performed a second redetermination and increased the Company’s borrowing base from $13,500,000 to $14,500,000.  In addition, the term of the note was extended from July 22, 2013 to July 22, 2014.  In December 2012, the Company drew an additional $4 million from its Credit Facility, resulting in an outstanding principal balance of $9,195,963.

On May 1, 2013, Prosperity Bank performed a redetermination of the Credit Facility and reduced the Company’s borrowing base from $14,500,000 to $13,375,000 and reinstated its requirement that the Company make monthly principal reduction payments of $75,000 until reset by F&M at the next scheduled redetermination of the Borrowing Base on or around October 1, 2013.  As a result of the reduction in the borrowing base, Prosperity Bank determined the existence of a Borrowing Base deficiency of $450,000.  The Company elected, pursuant to terms of its Loan Agreement with Prosperity Bank to make six equal monthly payments of $75,000, beginning May 22, 2013, to reduce the deficiency to an amount equal to the Borrowing Base.

Effective October 1, 2013, Prosperity Bank and the Company entered into the Second Amendment to the Loan Agreement dated July 22, 2011 as previously amended on September 21, 2012 (the “Amendment”).  The Amendment provided for the reduction of the Borrowing base by $675,000 to $12,700,000 from $13,375,000; reset monthly repayments of principal to $50,000 per month until the next scheduled redetermination to occur on or about April 1, 2014, and required that general and administrative expense not exceed 27% of revenue for any two consecutive quarters.  During the nine months ended September 30, 2014, the Company repaid $150,000 of principal on the credit facility.

On April 10, 2014, in contemplation of the sale of additional Class A Units in TNRH to Gulfstar and the acquisition of properties in Woodson County, Kansas, the Company entered into the Fifth Amendment to Loan Agreement and other associated documents with Prosperity Bank (“Lender”).  Terms of the amendment and associated documents include:

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

• The Borrowing Base has been reset by Lender to $8.2 million and our obligation to make monthly principal reduction payments which, as of last redetermination were $50,000 per month, was eliminated.

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

On May 30, 2014, the Company entered into the Sixth Amendment to the Loan Agreement with Prosperity Bank by which the Termination Date was extended to September 22, 2014 and Lender consented to the Company’s transfer and novation of its interest in the hedges to TNRH.  As a result of the Company’s sale of the controlling interest in TNRH to Gulfstar, TNRH agreed in the Amendment to Unit Purchase Agreement dated April 10, 2014 to assume the hedging contracts between the Company and the counterparty.  Prosperity Bank agreed to the Company transferring and novating its interest in its hedges to TNRH in the Sixth Amendment to the Loan Agreement dated July 22, 2011, on May 30, 2014, see NOTE 6.

Effective July 22, 2014, the Company entered into an Amendment to the Revolving Promissory Note with Prosperity Bank by which the Maturity Date was extended from September 22, 2014, to November 22, 2014.

At inception of the Credit Facility, deferred financing costs of $102,877 were incurred.  For the nine months ended September 30, 2014 and 2013, $13,162 and $16,922, respectively, of amortized deferred financing costs had been recognized as interest expense.  At September 30, 2014 and December 31, 2013, $0 and $13,162, respectively, of deferred financing costs remained to be amortized.

The Credit Facility contains covenants with which the Company must maintain compliance, among which are certain ratios.  The Company determined that, at September 30, 2014, it was not in compliance with the percentage of general and administrative expense to revenues for the quarter ended September 30, 2014, calculated at 130.71% although required under the Loan Agreement, as amended, to be less than or equal to 27%.  The Company was not in compliance with this covenant for the quarters ended March 31, 2014 and June 30, 2014, as well.  The Company’s noncompliance with the percentage of general and administrative expense to revenues covenant for two consecutive quarters constitutes an event of default under the Loan Agreement.  Upon an event of default, the entire principal amount of outstanding indebtedness under the Credit Facility, together with all accrued but unpaid interest thereon, shall, at the option of Prosperity Bank, be matured without further notice and become immediately due and payable.  The Company has requested a default waiver from Prosperity Bank relating to the Company’s noncompliance with this ratio covenant.  As of November 13, 2014, the Company has not received any indication from Prosperity Bank whether the waiver will be granted or denied.

For the three and nine months ended September 30, 2014 and 2013, the Company recognized interest expense of $118,317, $146,678, $372,548 and $399,258, respectively, on the Credit Facility.

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

During the nine months ended September 30, 2014, one of the Notes in the amount of $25,000 attained maturity and was paid in full while three Notes totaling $105,000 were paid in full on April 10, 2014, prior to the maturity date of May 30, 2014.  $4,821 in interest expense was paid on these retired Notes.  On May 16, 2014, the maturity date of the three remaining Notes, including the $100,000 note subscribed by James J. Cerna, Jr., totaling $500,000 were extended from May 30, 2014, to May 30, 2015.  As consideration for this extension, the Company reduced the exercise price of the Series D Warrants held by the remaining holders of the Notes to $0.30 per share and issued an additional Series D Warrant (the “Additional Warrants”) to each of the remaining holders.  The Additional Warrants were issued for the purchase of up to the number of shares of common stock of the Company equal to 100% of the quotient of the amount of each of the remaining Notes divided by $1.00.  The Additional Warrants are exercisable at a purchase price of $0.30 per share for a period of five (5) years. Deferred financing cost of $8,280 resulted from the reduction of the exercise price.

During the nine months ended September 30, 2014, the Company recognized $40,131 of interest expense on Notes; full amortization of the remaining debt discount resulted in the recognition of $87,726 as interest expense; and $30,808 of deferred financing costs was amortized to interest expense.  Of this interest expense, $7,193 on the Note, $16,960 of amortization of debt discount, and $1,796 was attributable to the Notes subscribed by James J. Cerna, Jr., a director of the Company.

During the nine months ended September 30, 2013, the Company recognized interest expense of $31,696 on the Notes, and amortization of the debt discount resulted in the recognition of $105,789 as interest expense.  Prior to the acquisition of Mesa on March 27, 2013, $198 of interest expense on the Notes and $5,190 of debt discount amortization were recognized as interest expense, and were allocated to the purchase price of the Acquisition on March 28, 2013.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated asset retirement obligation for the nine months ended September 30, 2014.

	September 30, 2014	December 31, 2013

Beginning asset retirement obligations	$3,161,810	$3,507,798
Deconsolidation of TNRH	(3,106,376)	—
Obligations assumed from acquisition (1)	349,604	65,263
Revaluation of asset retirement obligations (2)	—	(468,519)
Accretion expense	54,516	172,927
Sale of Young and Archer County properties	—	(99,891)
Settlement of asset retirement obligations	—	(15,768)
Ending asset retirement obligations	$459,554	$3,161,810

(1)	2014 - ARO of Woodson County, Kansas, properties acquired on April 10, 2014. 2013 - ARO of Archer and Young County, Texas, properties acquired in the Acquisition.
(2)	ARO of Texas and Louisiana properties.

During the nine months ended September 30, 2014, the Company’s ownership status in TNRH changed from controlling to non-controlling, and the Company adopted the cost method of accounting for its investment in TNRH, deconsolidating the financial statements of TNRH from that of the Company; and the Company purchased developed leasehold in Woodson County, Kansas, and assumed the liability to plug and abandon wells from the seller.

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

NOTE 10 – INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the nine months ended September 30, 2014.  There were no interest and penalties related to unrecognized tax positions for the nine months ended September 30, 2014.  The tax years subject to examination by tax jurisdictions in the United States are 2010 through 2014.

In April 2014, the Company sold its controlling interest in TNRH, see NOTE 4, and a gain of $11,105,788 was recognized on the sale.  This is the primary reason for the increase in our deferred tax liability from $3,703,553 at December 31, 2013 to $6,652,141 at September 30, 2014.

As of September 30, 2014, the Company has U.S. net operating loss carry forwards of approximately $8.3 million which begin to expire in 2029.

NOTE 11 – SHARE-BASED COMPENSATION

Warrants

The following table summarizes the Company’s warrant activities for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2013	7,553,333	$1.92	3.0 years	$—
Granted	400,000	0.30	4.9 years	$—
Exercised	—	—
Cancelled/Expired	—	—
Outstanding at September 30, 2014	7,953,333	$1.84	4.2 years	$—

Exercisable at September 30, 2014	7,953,333	$1.84	3.8 years	$—

During the nine months ended September 30, 2014, the exercise price of warrants issued to James J. Cerna, Jr., a member of our board of directors, and two others was reduced from $0.75 to $0.30 in exchange for agreeing to extend the maturity of notes payable to them from May 30, 2014, to May 30, 2015, see NOTE 8.  The reduction in the exercise price resulted in $8,280 of additional cost recognized as deferred financing costs of which $983 was recognized as interest expense through September 30, 2014.  In addition, 400,000 warrants were issued to two note holders (not including James J. Cerna, Jr.) whose exercise price had been modified in exchange for their agreement to the note extension.  The fair value of those warrants was determined through a Black Scholes model to be $76,948, which was charged to deferred financing costs as a cost associated with financing debt of which $9,136 was amortized to interest expense.

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

Options to purchase 900,000 shares of common stock were granted on September 9, 2014, the estimated fair value of which was $186,636.  Of these, options to purchase 570,000 shares were issued to directors and options to purchase 330,000 shares were granted to employees.  The estimated fair values of these grants were $118,203 and $68,433, respectively.

The following table summarizes the values from and assumptions used in the Black-Scholes option pricing model for stock options issued during the nine months ended September 30, 2014:

2014
Weighted average grant date fair value	$0.21
Weighted average risk-free interest rate	0.93%
Expected life (in years)	5.0
Weighted average volatility	106.28%
Expected dividends	$—

The following table summarizes the Company’s stock option activities for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2013	2,802,000	0.41	3.9 years	—
Granted	900,000	0.22	4.9 years	—
Exercised	—	—	—	—
Cancelled/Expired/Forfeited (1)	(49,000)	0.37	—	—
Outstanding at September 30, 2014	3,653,000	0.31	3.8 years	$—

Exercisable at September 30, 2014	3,195,000	$0.38	3.4 years	$—

(1)	Forfeited shares comprise options granted to employees who terminated their employment with the Company.

Compensation expense related to stock options of $103,393, $29,716, $128,690 and $581,164 was recognized for the three and nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, the Company had $86,849 of unrecognized compensation expense related to outstanding unvested stock options, which will be fully recognized over the next 12 months.

Restricted Stock

The following table summarizes the Company’s restricted stock activities for the nine months ended September 30, 2014:

Shares
Unvested Restricted Shares at December 31, 2013	—
Granted	75,000
Vested and issued	(75,000)
Cancelled/Expired	—
Unvested Restricted Shares at September 30, 2014	—

On August 1, 2014, the Company awarded 75,000 shares of restricted stock valued at $15,000 to a consultant as partial compensation for services to be rendered to the Company.  The shares were issued to the consultant and $15,000 was charged to share-based compensation.  At September 30, 2014, the Company has no unrecognized expense associated with the granting of restricted stock.

During the nine months ended September 30, 2013, the Company had 64,800 unvested restricted shares and recognized $21,828 in share-based compensation expense.

NOTE 12 – SUBSEQUENT EVENTS

Entry into Purchase and Sale Agreement

On October 16, 2014, the Company entered into a purchase and sale agreement with Tabbs Bay Energy, LP, a Texas limited partnership (“TBELP”), pursuant to which we will purchase from the seller its interests in, and assume certain of its obligations under, eight oil and gas leases covering approximately 576 acres in Harris County, Texas, with total current production of approximately 190 net barrels of oil per day.  We will pay the seller $16,350,000 in cash for the leases, subject to adjustment as follows: if the closing price of light sweet crude oil (WTI) for January 2015 futures on the business day prior to the closing date is equal to or greater than $84.75 per barrel, then the base purchase price will increase by $120,000, and then an additional $120,000 increase for each $1.00 increase above $84.75 in such oil price.  If such oil price on the business day prior to the closing date is less than $76.74 per barrel, then, unless the parties, in their sole discretion, agree on a purchase price, we may terminate the agreement, and the performance deposit described in the next sentence will be returned to us.  We have paid a non-refundable $100,000 performance deposit to assure our performance of our obligations under the agreement.  At closing, the performance deposit will be credited against the payment of the purchase price.  The agreement also contains a mechanism for adjustment of the purchase price in the event of discovery of certain title defects or benefits, as well as for any casualty losses prior to closing, and for failure to receive certain third-party consents.  The closing must occur by November 14, 2014, unless both parties agree to extend, or we pay an additional $100,000 performance deposit to extend that date to December 12, 2014.  If we fail to close for any reason, including our failure to obtain adequate financing, other than failure of the seller to satisfy specified conditions to our obligation to close, the seller will retain the performance deposit as agreed liquidated damages.  The agreement contains certain indemnification and other customary provisions as well as certain due diligence and other conditions to closing, and there can be no assurance that those conditions will be satisfied.

We will acquire 100% of the leasehold working interest from the surface to 50’ below the stratigraphic equivalent of the base of the Massive Frio Sand, as seen at a depth of 6,835’ in the log of the Gulf Oil Corporation Texas State Well No. 1 (API No. 4220107781) in the lands covered by the leases, subject to royalties, overriding royalties and other expense-free burdens on production that do not exceed 20% of 8/8ths, such that the net revenue interest in the leases conveyed to us will not be less than 80%.  We will also acquire a 25% working interest in all depths 50’ below the stratigraphic equivalent of the base of the Massive Frio Sand, as seen at a depth of 6,835’ in the log of the Gulf Oil Corporation Texas State Well No. 1 (API No. 4220107781), in the lands covered by the leases, subject to royalties, overriding royalties and other expense-free burdens on production.

Under the PSA with TBELP, we have agreed to pay $16,350,000 in cash, subject to certain adjustments, for certain oil and gas leases in Harris County, Texas.  We have paid a non-refundable $100,000 performance deposit to assure our performance of our obligations under the PSA. We intend to fund the payment of the purchase price and associated costs for these leases from a combination of a new bank credit facility and the sale of equity or debt securities; however, no firm commitment for a new credit facility has been received, and there can be no assurance that we will be able to obtain that or other financing on terms acceptable to us or at all, and if we fail to do so, the PSA will be terminated and we will forfeit the performance deposit.

Issuance of Note Payable to Related Party in Conjunction with Entry into PSA

On October 17, 2014, the Company issued a Promissory Note to Sycamore Resources, Inc., an entity controlled by Randy M. Griffin, the President and Chief Executive Officer of the Company, in the amount of $100,000.  Principal and accrued interest of 12% per annum will be payable in a lump sum on or before maturity of this note, December 31, 2015. Proceeds from this borrowing were used to fund the non-refundable performance deposit under the PSA with TBELP referred to above.

Issuance of Note Payable in Conjunction with Entry into a Financing Term Sheet

On October 31, 2014, the Company issued a Promissory Note to David J. Moss in the amount of $100,000.  Principal and accrued interest of 12% per annum will be payable in a lump sum on or before maturity of this note, December 31, 2015. Proceeds from this borrowing were primarily used to fund the non-refundable expense deposit required in conjunction with a preliminary Term Sheet entered into with a prospective lender.

Sale of Grayson County, Texas, Property Held for Sale

On November 4, 2014, the Company sold its interest in a 250 acre leasehold in Grayson County, Texas. This interest was carried at cost of $37,540 and sold for $50,000.  The Company recognized a gain of $12,460 in the fourth quarter of 2014.

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

On July 23, 2014, the Company sold its interest in 1,532 net mineral acres in Major and Garfield Counties, Oklahoma, as discussed in further detail below.

On October 16, 2014, the Company entered into a purchase and sale agreement (the “PSA”) with Tabbs Bay Energy, LP, a Texas limited partnership (“TBELP”), pursuant to which it has agreed purchase from TBELP TBELP’s interests in, and assume certain of TBELP’s obligations under, eight oil and gas leases covering approximately 576 acres in Harris County, Texas.   For a more detailed discussion of the PSA, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2014.

Overview and Going Concern

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

Going Concern

The Company has incurred recurring losses from operations through September 30, 2014, has a working capital deficit at September 30, 2014 of $1,948,894 and has limited sources of revenue.  Management was fully aware that this situation would exist as it transitioned out of Louisiana and has been working diligently to replace the prior revenue stream and to redirect its activities to what it views as more favorable areas of the country.  The proposed acquisition of the Tabbs Bay property is a significant component of this effort.  However, the current financial condition of the Company raises substantial doubt as to the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Including working capital, the acquisition of the Tabbs Bay property, and capital to accomplish various drilling and recompletion projects at Tabbs Bay and in the Company’s other project areas the Company has cash needs of approximately $25,000,000.  To address these needs, management has entered into a Term Sheet with a capital provider wherein the Company would obtain net fund availability of approximately $28,000,000.  The intent of these actions is to acquire and finance an oil and gas property with a source of recurring revenue and to obtain sufficient capital to expand the Company’s cash flow and reserve base. Although this effort is progressing as expected, there can be no assurance that the Company will be able to close such financing on terms satisfactory to the Company.

Oklahoma Area

The Oklahoma Area is located in Garfield and Major Counties in Oklahoma. This region of the Mississippi Limestone (our Oklahoma area) is defined by the following characteristics.

Turkey Creek Project - Garfield and Major Counties, Oklahoma

As of June 30, 2014, the Company owned undeveloped leasehold in Garfield and Major Counties, Oklahoma.

In the second quarter of 2014, we made the decision to shift our focus from Oklahoma to our Kansas and Wyoming properties.  As a result, we reclassified $570,425 of undeveloped leasehold interest in Garfield and Major Counties, Oklahoma, to assets held for sale and impaired $121,112 of undeveloped leasehold interests, $10,000 of purchased proved leasehold interests on the Thomas Unit #3 and #4 wells, and $84,209 of intangible drilling costs on the Thomas Unit #5 well, for total impairments of $215,321.

On July 23, 2014, the Company sold its interest in 1,532 net mineral acres in Major and Garfield Counties, Oklahoma, with a book value of $570,425, for $150,000 in cash. We recognized a loss of $420,425 on this sale.

Wyoming Area

The Company holds a farmout agreement with Anadarko (Anadarko Contract) on approximately 9,400 net mineral acres in Carbon County, Wyoming (“Project Acreage”).  The Project Acreage is generally 55 miles west of Laramie, Wyoming and lies in the emerging fairway of the Niobrara Shale play which is currently very active in northern Colorado and eastern Wyoming.  In addition, there are a number of conventional zones, both above and below the Niobrara, which are highly productive in the area.  A 3-D seismic shoot over the acreage position by the Company has been processed and evaluated, and the results not only confirmed potential in a number of the deep conventional zones but also solid potential in the Niobrara Shale.   The Company has well logs from nearby wells showing the presence of all three Niobrara “benches”, and well control and core data indicates that the Niobrara in this area meets or exceeds the positive attributes of the DJ Basin and Wattenberg Fields in northern Colorado, both of which are being actively drilled by Anadarko, EOG, Noble and other major independents.

Initial indications from those fields indicate drilling and completion costs for a horizontal well in the Niobrara of approximately $5,000,000, potential reserves per well of 300,000 to 600,000 barrels and liquids ratios of 60% to 80%.

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

Under the Anadarko Contract, the Company was obligated to commence drilling of the initial test well on or before July 31, 2014. If the Company drills an initial test well capable of production in paying quantities to the initial contract depth (approximately 8,500 feet), completes it as a producer and otherwise complies with and performs all other terms, covenants, and conditions of the Anadarko Contract, the Company will earn and be entitled to receive from Anadarko a lease, effective 30 days from the date of the release of the rig from the test well location, covering all of Anadarko’s oil and gas estate in the respective drill site section limited to the earned depth. The lease to be so earned by Armada will (i) be for a primary term of three (3) years; and (ii) provide for a lessor’s royalty of twenty percent (20%), proportionately reduced as appropriate and subject to any gas sales, purchase, transportation or gathering contracts affecting the leased lands on the date of the Anadarko Contract.  The Company will then have the right to continue to drill additional wells on the contracted acreage, subject to a drilling schedule, and earn additional drill site sections as described above.  A location for the initial test well has been selected and drilled and additional locations for future wells are being evaluated.   The Company intends to take an aggressive approach to exploiting the Anadarko acreage position. The implementation of an aggressive drilling schedule using leading-edge shale drilling and completion technology should enable the Company to rapidly identify and develop significant oil and gas reserves in the Niobrara Shale.

The Company drilled and cased the initial test well, the Bear Creek #1, per the Anadarko Contract, completing the drilling and casing in early September 2014, spending $3,885,925. Although the drilling phase was more expensive than expected, the quantity and quality of scientific data obtained from the effort was phenomenal and will be invaluable in the planning and execution of the drilling phase of the project.  Total vertical depth of this well is 8,921 feet (8,896 cased). Intangible and tangible completion costs are estimated to be an additional $705,900.  Total drilling and completion costs are estimated to be $4,582,537.

Data from the Bear Creek #1 well combined with subsurface geological well control from nearby wells surrounding the properties and the 3-D seismic data confirm a number of deeper conventional structures as well as the presence of all 3 Niobrara “Benches”.  An independent third-party log analysis of wireline logging data indicates a total of 205 feet of potential pay in multiple conventional reservoirs, including the Sundance, Muddy, Lakota and Casper/Tensleep Formations.  Armada plans to initially perforate and test 20 feet of matrix porosity in the Casper/Tensleep and eight of the 40 feet of net Sundance pay in the Bear Creek #1.

Subsequent development capital for unconventional horizontal wells in the Niobrara Shale is expected to come from a combination of cash flow, a joint venture and/or additional project financing.  We expect to close a large scale development facility for Wyoming in the 1st quarter of 2015 in preparation for an accelerated drilling program in 2015.

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

There are currently 125 shallow wells on the Kansas leaseholds, some of which are shut in pending maintenance or recompletion work, while a number of others are used as pressure maintenance water injection wells.  Current production is approximately 62 net barrels per day.  We believe that the existing wells provide stable, low decline, long life production with low operating costs and that the potential exists for the drilling of over 150 additional wells with a very low risk of dry holes.  In addition, all depths are held by production, and there is additional potential in the Mississippian Limestone as well as in the Viola Limestone, both of which are at depths of less than 2,500 feet.  There is also water-flood potential in the currently producing zone.  We recently completed a well in the Mississippi Lime that was left uncompleted by the seller of the property.  The well did not produce economic quantities of oil and is shut-in pending uphole recompletion.

The Company expects to formulate and implement a development plan for the drilling of additional wells in 2015 using funding obtained as a result of the current financing initiative.

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

The Louisiana Area is located in Lafourche and Plaquemines Parishes in Louisiana

Adjusted EBITDA as a Non-GAAP Performance Measure

In evaluating our business, management believes earnings before interest, taxes, depreciation, depletion, amortization and accretion, unrealized gains and losses on financial instruments, gains and losses on sales of assets and share-based compensation expense ("Adjusted EBITDA") is a key indicator of financial operating performance and is a measure of our ability to generate cash for operational activities and future capital expenditures. Adjusted EBITDA is not a GAAP measure of performance. We use this non-GAAP measure primarily to compare our performance with other companies in our industry and as a measure of our current liquidity. We believe that this measure may also be useful to investors for the same purposes and as an indication of our ability to generate cash flow at a level that can sustain or support our operations and capital investment program. Investors should not consider this measure in isolation or as a substitute for income from operations, or cash flow from operations determined under GAAP, or any other measure for determining operating performance that is calculated in accordance with GAAP. In addition, because Adjusted EBITDA is not a GAAP measure, it may not necessarily be comparable to similarly titled measures that may be disclosed by other companies.

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the three and nine-month periods ending September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(278,097)	$(197,212)	$5,501,362	$(1,743,298)

Adjustments:
Interest (income) expense, net	152,669	252,425	545,523	645,187
Income tax (benefit) expense	(679,488)	(349,663)	3,037,444	(1,637,592)
Dry hole expense	—	—	—	2,609,866
Loss on sale of oil and gas properties	420,425	55,448	420,425	55,448
Depreciation, depletion, accretion and impairment	108,598	522,933	841,615	1,554,062
Gain on settlement of asset retirement obligation	—	—	—	(1,328)
Bargain purchase gain	—	—	—	(1,455,879)
Unrealized loss on change in commodity derivative instruments	—	507,389	167,673	455,561
Loss on modification of offering terms	—	—	—	65,749
Gain on sale of controlling interest in TNRH	—	—	(11,105,788)	—
Share-based compensation	118,393	41,782	143,690	636,714
Adjusted EBITDA	$(157,500)	$833,102	$(448,056)	$1,184,490

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

	Three Months Ended
	September 30,			Percentage
	2014	2013	Difference	Change

Revenues:
Oil	$401,253	$2,771,466	$(2,370,213)	-85.5%
Natural gas	9,007	440,996	(431,989)	-98.0%
Natural gas liquids	—	53,552	(53,552)	-100.0%
Total	$410,260	$3,266,014	$(2,855,754)	-87.4%

Sales volumes:
Oil (Bbls)	4,406	24,924	(20,518)	-82.3%
Natural gas (MCF)	1,971	114,515	(112,544)	-98.3%
Natural gas liquids (Bbl)	—	1,295	(1,295)	-100.0%
Total BOE	4,735	45,305	(40,570)	-89.6%
Total BOE/day	51	492

Average prices:
Oil (per Bbl)	$91.07	$111.20	$(20.13)	-18.1%
Natural gas (per MCF)	4.57	3.85	.72	18.7%
Natural gas liquids (per Bbl)	—	41.36	(41.36)	-100.0%
Total per BOE	$86.64	$72.09	$14.55	20.2%

Revenues from commodity sales decreased during the three months ended September 30, 2014, from the three months ended September 30, 2013, as a result of the sale of our controlling interest in TNRH which held our Louisiana properties, net of revenues from commodity sales from the Kansas properties we purchased in the second quarter of 2014.

In addition to revenues from commodity sales, during the three months ended September 30, 2014, we had $1,300 of revenue from gas transportation fees.  During the three months ended September 30, 2013, we had $36,107 from gas transportation, marketing, compression and production handling fees.

Operating expenses

Operating expenses for the three months ended September 30, 2014 and 2013 are set forth in the table below:

	Three Months Ended
	September 30,			Percentage
	2014	2013	Difference	Change

Operating expenses:
Lease operating expense (1)	$119,275	$1,261,571	$(1,142,296)	-90.5%
Production and ad valorem taxes (2)	3,701	359,660	(355,959)	-99.0%
Exploration expense (3)	31,472	179,517	(148,045)	-82.5%
Depletion, depreciation, amortization, and impairment expense (4)	108,598	522,933	(414,335)	-79.2%
Loss on sale of oil and gas properties(5)	420,425	55,448	364,977	658.2%
General and administrative expense (6)	537,958	798,862	(260,904)	-32.7%
Total operating expenses	$1,221,429	$3,177,991	$(1,956,562)	-61.6%

(1)	Decreased LOE due to sale of controlling interest in Louisiana properties.
(2)	Decreased sales volumes due to sale of controlling interest in Louisiana properties.
(3)	Decreased exploration expense due to sale of controlling interest in Louisiana properties.
(4)	Decreased due to sale of controlling interest in Louisiana properties, net of impairment of completion costs of Light 9-13 well in Kansas.
(5)	Loss on sale of Oklahoma properties.
(6)
Decreased salaries, benefits, office rental, and other general and administrative expenses due to sale of controlling interest in Louisiana properties and net of increased stock compensation expense and acquisition expenses associated with TNRH Tranche B and Tranche D funding and acquisition of Kansas properties.

Operating expenses expressed in BOE for the three months ended September 30, 2014 and 2013 are set forth in the table below:

	Three Months Ended
	September 30,			Percentage
	2014	2013	Difference	Change

Operating expenses:
Lease operating expense	$25.19	$27.85	$(2.66)	-9.6%
Production and ad valorem taxes	0.78	7.94	(7.16)	-90.2%
Exploration expense	6.65	3.96	2.69	67.9%
Depletion, depreciation, amortization, and impairment expense	22.94	11.54	11.40	98.8%
Loss on sale of oil and gas properties	88.79	1.22	87.57	7,177.9%
General and administrative expense	113.61	17.63	95.98	544.4%
Total operating expenses	$257.96	$70.14	$187.82	267.8%

Operating loss. As a result of the above described revenues and expenses, we incurred an operating loss of $809,869 in the third quarter of 2014 as compared to operating income of $124,130 in the third quarter of 2013.

Interest expense. Interest expense decreased to $152,669 for the three months ended September 30, 2014, from $252,425 for the three months ended September 30, 2013. The decrease was primarily attributable to the reduction of the principal balance on our Credit Facility.

Unrealized loss on changes in derivative value. The unrealized loss on change in derivatives – commodity contracts for the three months ended September 30, 2014, and September 30, 2013, was $0 and $507,389, respectively. Unrealized gains and losses were the result of the change in value of the net derivative asset or liability from that of the prior reporting period. The values underlying the derivatives are estimates of predicted future commodity prices based on current market activity and projections of future market activity.  Additional contributors to fluctuations in the value of the recognized net asset or liability are additions to and unwindings of hedged positions during any reporting period.   During the second quarter of 2014, we transferred and novated our interest in the commodity hedging contracts with our counterparty to TNRH as the owner of the controlling interest in TNR, the production from which was the subject of the hedge. As a result we incurred no gain or loss on the change in the fair value of the net derivative assets and liabilities.

Realized gain (loss) on changes in derivatives – commodity contracts. Cash settlements which we paid from hedging our sales of oil and gas production were $0 in the third quarter of 2014 as compared to $101,409 which we received in the third quarter of 2013. Changes in realized gains and losses associated with our commodity contracts are attributable to the same factors that affect the unrealized gains or losses associated with our commodity derivative contracts.  During the second quarter 2014, we transferred and novated our interest in the commodity hedging contracts with our counterparty to TNRH as the owner of the controlling interest in TNR, the production from which was the subject of the hedge. As a result we incurred no gain or loss on the change in the fair value of the settlement of hedged positions under the derivatives contracts.

Income tax expense (benefit). State and federal income tax benefit for the three months ended September 30, 2014 was $679,488 compared to an income tax benefit of $349,663 for the three months ended September 30, 2013.

Net income (loss). Due to the reasons set forth above, our net loss for the three months ended September 30, 2014 was $278,097 ($0.00 per basic and diluted common share). Our net loss for the three months ended September 30, 2013 was $197,212 ($0.00 per basic and diluted common share).

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

	Nine Months Ended
	September 30,			Percentage
	2014	2013	Difference	Change

Revenues:
Oil	$3,559,561	$8,157,679	$(4,598,118)	-56.4%
Natural gas	515,281	1,453,838	(938,557)	-64.6%
Natural gas liquids	23,594	155,779	(132,185)	-84.9%
Total revenues	$4,098,436	$9,767,296	$(5,668,860)	-58.0%

Sales volumes:
Oil (Bbls)	35,425	74,436	(39,011)	-52.4%
Natural gas (MCF)	97,735	466,776	(369,041)	-79.1%
Natural gas liquids (Bbl)	606	3,779	(3,173)	-84.0%
Total BOE	52,320	156,011	(103,691)	-66.5%
Total BOE/day	192	571

Average prices:
Oil (per Bbl)	$100.48	$109.59	$(9.11)	-8.3%
Natural gas (per MCF)	5.27	3.11	2.16	69.5%
Natural gas liquids (per Bbl)	38.93	41.22	(2.29)	-5.6%
Total per BOE	$78.33	$62.61	$15.72	25.1%

Revenues from commodity sales decreased during the nine months ended September 30, 2014, over the nine months ended September 30, 2013, as a result of the sale of our controlling interest in TNRH which held our Louisiana properties, net of revenues from commodity sales from the Kansas properties we purchased in the second quarter of 2014.

In addition to revenues from commodity sales, during the nine months ended September 30, 2014 and 2013, we had $30,369 and $78,771, respectively, of revenue from lease fuel; marketing, compression, and transportation fees; and production handling fees for a third party.

Operating expenses

Operating expenses for the nine months ended September 30, 2014 and 2013 are set forth in the table below:

	Nine Months Ended
	September 30,			Percentage
	2014	2013	Difference	Change

Operating expenses:
Lease operating expense (1)	$1,655,230	$4,748,588	$(3,093,358)	-65.1%
Production and ad valorem taxes (2)	366,938	1,140,253	(773,315)	-67.8%
Environmental remediation expense (3)	252,135	—	252,135	N/A
Exploration expense (4)	198,896	271,863	(72,967)	-26.8%
Dry hole expense (5)	—	2,609,866	(2,609,866)	-100.0%
Depletion, depreciation, amortization, and impairment expense (6)	841,615	1,554,062	(712,447)	-45.8%
Loss on sale of oil and gas properties (7)	420,425	55,448	364,977	658.2%
Gain on settlement of asset retirement obligation (8)	—	(1,328)	1,328	-100.0. %
General and administrative expense (9)	2,339,217	3,401,724	(1,062,507)	-31.2%
Total operating expenses	$6,074,456	$13,780,476	$(7,706,020)	-55.9%

(1)	Decreased LOE due to sale of controlling interest in Louisiana properties.
(2)	Decreased sales volumes due to sale of controlling interest in Louisiana properties.
(3)	Resulted from a pipeline leak between two tank batteries in Valentine Field and a spill from a dump valve on the heater treater for the MR Fee well in Larose Field.
(4)	Purchase of seismic data for Louisiana properties.
(5)	2013 mechanical failure in the drilling of the Thomas #6H well in Oklahoma.
(6)
Primarily attributable to our sale of the controlling interest in TNRH net of second quarter impairment of Oklahoma properties and impairment of third quarter completion costs of Light 9-13 well in Kansas.

(7)	Loss on sale of Oklahoma properties in third quarter
(8)	No asset retirement obligations were settled in 2014.
(9)
Increased legal and professional fees associated with Gulfstar Tranche B funding and Kansas acquisition less decreased stock compensation expense and lower salaries, benefits, office rental, and other general and administrative expenses as a result of our sale of the controlling interest in TNRH in the second quarter.

Operating expenses expressed in BOE for the nine months ended September 30, 2014 and 2013 are set forth in the table below:

	Nine Months Ended
	September 30,			Percentage
	2014	2013	Difference	Change

Operating expenses:
Lease operating expense	$31.64	$30.44	$1.20	3.9%
Production and ad valorem taxes	7.01	7.31	(.30)	-4.1%
Environmental remediation expense	4.82	—	4.82	N/A
Exploration expense	3.80	1.74	2.06	118.4%
Dry hole expense	—	16.73	(16.73)	-100.0%
Depletion, depreciation, amortization, and impairment expense	16.09	9.96	6.13	61.5%
Loss on sale of oil and gas properties	8.04	0.36	7.68	2,133.3%
Gain on settlement of asset retirement obligation	—	(0.01)	0.01	-100.0%
General and administrative expense	44.71	21.80	22.91	105.1%
Total operating expenses	$116.11	$88.33	$27.78	31.5%

Operating loss. As a result of the above described revenues and expenses, we incurred operating losses of $1,945,651 and $3,934,409 during the nine months ended September 30, 2014 and 2013, respectively.

Interest expense. Interest expense decreased to $545,674 for the nine months ended September 30, 2014, from $649,655 for the nine months ended September 30, 2013. The decrease was primarily attributable to the reduction of the principal balance on our Credit Facility.

Unrealized loss on changes in derivative value. The unrealized loss on change in derivatives – commodity contracts for the nine months ended September 30, 2014, and September 30, 2013, was $167,673 and $455,561, respectively. Unrealized gains and losses were the result of the change in value of the net derivative liability from that of the prior reporting period. The values underlying the derivatives are estimates of predicted future commodity prices based on current market activity and projections of future market activity.  Additional contributors to fluctuations in the value of the recognized net liability are additions to and unwindings of hedged positions during any reporting period. During the second quarter of 2014, we transferred and novated our interest in the commodity hedging contracts with our counterparty to TNRH as the owner of the controlling interest in TNR, the production from which was the subject of the hedge. As a result we incurred no gain or loss on the change in the fair value of the net derivative assets and liabilities.

Realized gain (loss) on changes in derivatives – commodity contracts. Cash settlements which we paid from hedging our sales of oil and gas production were $165,511 during the nine months ended September 30, 2014, as compared to $252,146 which we received during the nine months ended September 30, 2013. Changes in realized gains and losses associated with our commodity contracts are attributable to the same factors that affect the unrealized gains or losses associated with our commodity derivative contracts. During the second quarter of 2014, we transferred and novated our interest in the commodity hedging contracts with our counterparty to TNRH as the owner of the controlling interest in TNR, the production from which was the subject of the hedge.

Gain on sale of controlling interest in TNRH.  During the second quarter of 2014, we sold our controlling interest in TNRH and recognized a gain of $11,105,788.

Income tax expense (benefit). State and federal income tax expense for the nine months ended September 30, 2014 was $3,037,444 compared to an income tax benefit of $1,637,592 during the nine months ended September 30, 2013.  The increase in the income tax expense during the nine months ended September 30, 2014, is primarily due to the gain on our sale of the controlling interest in TNRH.

Net income (loss). Due to the reasons set forth above, our net income for the nine months ended September 30, 2014 was $5,501,362 ($0.10 per basic and diluted common share). Our net loss for the nine months ended September 30, 2013 was $1,743,298 ($0.04 per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had a working capital deficit of $1,948,894. As of December 31, 2013, we had a working capital deficit of $2,310,297. The decrease in the working capital deficit was attributable primarily to significant reductions in current asset balances, net of a $7,826,730 increase in assets held for sale, as set forth in more detail below:

• Reduction of cash balance of $6,276,108.
• Reduction of accounts receivable from oil and gas sales of $1,399,817 net of an increase of other accounts receivable and other current assets of $386,619.
• Increased current liabilities of $176,021.

A reorganization of our Credit Facility took place in April 2014 as discussed elsewhere in this report.  As a result, a short extension of the Credit Facility took place as part of the 6th Amendment to Loan Agreement dated May 30, 2014 to allow time for the mid-year reserve report to be completed to allow for a longer term extension or refinance of the facility in the third quarter and a subsequent extension pushed the maturity date to November 22, 2014 to allow time for the sale of the balance of our interests in Louisiana and to refinance the facility elsewhere.  In addition, Tranche D of the Gulfstar transaction was funded in the second quarter.  Gulfstar has not exercised its Tranche C option, and we do not expect it to do so.  The bulk of the Tranche D funds are being used for the drilling of the Bear Creek #1 well, the initial test well on the Company’s Anadarko farmout acreage in Carbon County, Wyoming.

Cash and Accounts Receivable

At September 30, 2014, we had cash and cash equivalents of $819,864, compared to $7,095,972 at December 31, 2013. Cash decreased by $6,276,108 due to transaction expenses associated with the Tranche B and Tranche D funding by Gulfstar and the acquisition of our Kansas properties net of cash received from the Tranche B and Tranche D fundings.

Liabilities

Accounts payable, accrued expenses, and other current liabilities increased by $589,839 to $2,825,961 at September 30, 2014, from $2,236,122 at December 31, 2013, primarily due to significant costs incurred in drilling and casing the Bear Creek #1 well, net of the removal of $1,997,022 of accounts payable and accrued expenses from our balance sheet as a result of our sale of the controlling interest in TNRH.

As of September 30, 2014, the outstanding balance of principal on debt, net of discount, was $8,629,538, a net decrease of $240,012 from the outstanding balance of $8,869,550, as of December 31, 2013. The decrease was due to principal reduction payments on the Credit Facility, payment in full of two premium financed insurance notes, net of the addition of one premium financed insurance note, and the repayment of four notes associated with the 2013 private placement of debt which matured during the quarter.

Cash Flows

For the nine months ended September 30, 2014 and 2013, the net cash used in operating activities was $802,619 and $9,775 respectively, an increase in cash used of $792,844.

For the nine months ended September 30, 2014 and 2013, net cash used in investing activities was $5,011,523 and $2,840,428, respectively, an increase in cash used of $2,171,095.  This is attributable to increased spending on acquisition of oil and gas properties and support facilities and equipment, net of cash received from our sale of the controlling interest in TNRH.

For the nine months ended September 30, 2014 and 2013, net cash used in financing activities was $461,966 and $2,023,115, respectively, a decrease in cash used of $1,561,149.  This was primarily because we decreased payments to reduce of principal on our credit facility in 2014 from the same period of 2013.

Credit Facility Default

The Credit Facility contains covenants with which we must maintain compliance, among which are certain ratios.  We determined that, at September 30, 2014, we were not in compliance with the percentage of general and administrative expense to revenues for the quarter ended September 30, 2014, calculated at 130.71% although required under the Loan Agreement, as amended, to be less than or equal to 27%.  We were not in compliance with this covenant for the quarters ended March 31, 2014 and June 30, 2014, as well. This non-compliance is as a result of the transition away from Louisiana and was expected by management, however, our noncompliance with this covenant for two consecutive quarters constitutes an event of default under the Loan Agreement.  Upon an event of default, the entire principal amount of outstanding indebtedness under the Credit Facility, together with all accrued but unpaid interest thereon, will, at the option of Prosperity Bank, be matured without further notice and become immediately due and payable.  We have requested a default waiver from Prosperity Bank relating to our noncompliance with this ratio covenant.  As of November 13, 2014, we have not received any indication from Prosperity Bank whether the waiver will be granted or denied.

If our request for a waiver of the Credit Facility default is not granted, Prosperity Bank will have the right to demand immediate payment of the outstanding indebtedness under the Credit Facility, together with all accrued but unpaid interest thereon.  If Prosperity Bank makes this demand, we may not be able to make the required payment and our ability to fund our operations and obligations, as well as our business, financial results and financial condition, could be adversely affected.  As the result of the Company entering into an Amendment to Revolving Promissory Note with Prosperity Bank dated July 22, 2014, the Maturity Date of the Credit Facility was extended from September 22, 2014, to November 22, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, as of September 30, 2014, our disclosure controls and procedures are not effective and are not presently designed at a level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.
As of September 30, 2014, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

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

In July 2011, we entered into a $25 million senior secured revolving line of credit (the “Credit Facility") pursuant to a certain loan agreement, as amended to date (the “Loan Agreement”), with Prosperity Bank (formerly F&M Bank and Trust Company). We are not in compliance with a covenant of the Loan Agreement and, as a result, we are in default under the Loan Agreement and the Credit Facility.  Because of this default, Prosperity Bank has the option to require immediate repayment of the entire principal amount of outstanding indebtedness under the Credit Facility, together with all accrued but unpaid interest thereon.  We have requested a waiver of these default provisions from Prosperity Bank.

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

10.14*	Purchase and Sale Agreement dated October 16, 2014 by and between the Registrant and Tabbs Bay Energy, LP
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	XBRL Instance Document***
101SCH*	XBRL Schema Document***
101CAL*	XBRL Calculation Linkbase Document***
101LAB*	XBRL Labels Linkbase Document***
101PRE*	XBRL Presentation Linkbase Document***
101DEF*	XBRL Definition Linkbase Document***

*	Filed herewith.

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

ARMADA OIL, INC.

Date: November 13, 2014	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2014	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)