Form 10-K
period 2014-12-31
Armada Oil, Inc.
filed 2015-03-31
CIK 1081074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the closing sales price of the Common Stock as quoted on the OTC Markets was approximately $7.8 million. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 27, 2015, there were 56,605,473 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the consolidated accounts of Armada Oil, Inc. and its wholly-owned subsidiaries, Armada Oil and Gas, Inc. (“AOG”), Armada Operating, LLC (“AOP”), Mesa Energy, Inc. (“MEI”), Mesa Midcontinent LLC (“MMC”),  and Armada Midcontinent, LLC, formerly known as MMC Resources, LLC (“AMC”), as well as those of TNR Holdings, LLC (“TNRH”), Tchefuncte Natural Resources, LLC (“TNR”), and Mesa Gulf Coast, LLC (“MGC”) through March 31, 2014, at which time we owned 65.625% of TNRH which owned 100% of TNR and MGC, collectively referred to as “we”, “us,” “our,” “Armada” or the "Company".

For definitions of certain oil and gas industry terms used in this Annual Report on Form 10-K, please see the Glossary beginning on page 13.

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

We continuously evaluate opportunities in the United States’ most productive basins, and we currently have interests in the following:

•	Bear Creek Prospect, where we hold a farmout agreement with Anadarko on approximately 9,400 mineral acres in Carbon County, Wyoming;
•	Producing wells and leases in the Vernon and Wintersheid Fields in Woodson County, Kansas; and
•	Java Field, a natural gas development project in Wyoming County in western New York.

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

The consolidated balance sheets contained in this Annual Report include the accounts of the Company, and its wholly-owned subsidiaries, Armada Oil and Gas, Inc. (“AOG”), Armada Operating, LLC (“AOP”), Mesa Energy, Inc. (“MEI”), Mesa Midcontinent LLC (“MMC”),  and Armada Midcontinent, LLC, formerly known as MMC Resources, LLC (“AMC”).  Consolidated statements of operations and cash flows include those of the Company, AOG, AOP, MEI, MMC, and AMC for the year ended December 31, 2014, as well as those of TNR Holdings, LLC (TNRH”) and its wholly owned subsidiaries, Tchefuncte Natural Resources, LLC (“TNR”) and Mesa Gulf Coast, LLC (“MGC”) for the three months ended March 31, 2014.

On December 16, 2013, MEI formed TNRH, a Delaware limited liability company as a wholly owned subsidiary, and contributed its member’s capital in TNR and MGC to TNRH.  On December 20, 2013, the Company entered into a Unit Purchase Agreement with Gulfstar Resources, LLC, (“Gulfstar”) pursuant to which Gulfstar contributed $6,250,000 of capital in exchange for 6,250 Class A Units of TNRH membership interest at a price of $1,000 per Class A Unit, representing a 34.375% membership interest in TNRH (“Tranche A”), reducing the Company’s interest in TNRH to 65.625%.  In April 2014, Gulfstar purchased 11,873 Class A Units of TNRH at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate with net cash received of $6,419,573), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.299% (“Tranche B”) and reducing the Company’s interest to 39.7%.  As result of this purchase, Gulfstar gained control of TNRH.  Our consolidated financial statements for period beginning April 1, 2014, no longer include the consolidated accounts of TNRH and its wholly owned subsidiaries, TNR and MGC, but accounted for its investment in TNRH as a cost method investment. The consolidated financial statements of TNRH and its wholly owned subsidiaries, TNR and MGC, were deconsolidated from the consolidated financial statements of the Company effective April 1, 2014, because the Company lost its ability to impose significant influence over TNHR, and control of operations and assets of TNRH were restricted by rights of the then non-controlling member as of April 1, 2014. Net funds received by the Company upon deconsolidation of TNRH were $1,790,580 (Tranche B proceeds noted above less cash balances held by TNRH as of March 31, 2014).  On May 16, 2014 and June 16, 2014, the Company sold an additional 1,400 and 2,380 units at $564.31 per unit, respectively, to Gulfstar for $790,034 and $1,343,058, respectively, for an aggregate of $2,133,092 (“Tranche D”).  Net cash received was $2,042,856.  The Company’s interest in TNRH was reduced to 27.124% as a result of the Tranche D sale.  On November 26, 2014, the Company sold its remaining 8,152 Membership Units to Gulfstar for $614.88 per Unit for net cash received of $5,012,502.

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

The Company’s oil and gas operations are conducted by its wholly owned subsidiaries.  MMC is a qualified operator in the state of Oklahoma. MEI is a qualified operator in the State of New York and operates the Java Field.  AOP is a qualified operator in Kansas, Wyoming, and Texas.

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

Our Properties

The table below lists and summarizes our acreage by area as of December 31, 2014. This table excludes acreage in which our interests are limited to royalty and overriding royalty interests.

The Company holds oil and gas lease interests in Kansas and New York.  The approximate acreage in each property is outlined in the table below.  The Company evaluates each of its properties upon completion of drilling and assessment of reserves to either classify the properties as “properties subject to amortization” or impair them.

Area	Developed Acreage		Undeveloped Acreage		Total Acreage		Weighted Average Remaining Lease Term
	Gross	Net	Gross	Net	Gross	Net
Kansas	312.50	312.50	727.50	727.50	1,040.00	1,040.00	Life of Production
New York	2,851.50	2,851.50	0.00	0.00	2,851.50	2,851.50	Life of Production
Total	3,164.00	3,164,00	727.50	727.50	3,891.50	3,891.50

Kansas Area

During the second quarter of 2014, the Company consummated the purchase of proved developed and undeveloped leasehold interests in Woodson County, Kansas (the “Kansas Properties”). The Kansas Properties comprise six oil and gas leases covering approximately 1,040 gross and net acres all of which is held by production with no depth restrictions. The acquisition was primarily funded from drawing down Tranche B under the Unit Purchase Agreement between us and Gulfstar.  The acquisition of the Kansas Properties was finalized on April 10, 2014, effective as of March 1, 2014.  Approximately 800 acres are located in the Vernon Field and the other 240 acres, more or less, are located in the Winterschied Field.  We believe that the existing wells provide stable, low decline, long life production with low operating costs and that the potential exists for the drilling of over 220 additional wells with a very low risk of dry holes.  There is also water-flood potential in the currently producing zones.

Vernon Field – Woodson County, Kansas

The Company operates 103 shallow oil wells, 5 injection wells and 1 saltwater disposal well in the Vernon Field with 100% working interest and 86.625% net revenue interest in 4 leases covering 800 gross and net acres, more or less.  All of the Company’s production in the Vernon Field is from the Squirrel Sand, a sandy zone in the upper part of the Cherokee Shale, which overlies the Mississippian Limestone.  The Squirrel Sand is prominent and broadly distributed throughout eastern Kansas and is known to provide stable, low decline, long life production with low operating costs.  The Company has identified the potential to drill over 150 new wells in the Vernon Field.

•	Operated Wells: 109
•	Non-operated Wells: None
•	Reservoir Thickness: The Squirrel Sand averages 90’ thick with an average 24’ of net pay in the lower and upper productive intervals.
•	Producing Depth: 950’ – 1,100’
•	Drilling Method: Vertical
•	Production Characteristics: As much as 40 years of production with reserve calculations done by decline-curve analysis

Winterschied Field – Woodson County, Kansas

The Company operates 15 shallow oil wells, and 1 saltwater disposal well in the Winterschied Field with 100% working interest and 86.625% net revenue interest in 2 leases covering 240 gross and net acres, more or less.  Our wells in the field produce from both the Squirrel Sand and the Mississippian Limestone.  The Company has identified the potential to drill approximately 70 new wells in the Winterschied Field targeting the Mississippian Limestone and the Squirrel Sand.

•	Operated Wells: 16
•	Non-operated Wells: None
•
Reservoir Thickness:  The Squirrel Sand averages 104’ thick with an average 37’ of net pay in the lower and upper productive intervals.  The Mississippian Limestone averages 62.5’ thick with an average 11.5’ of net pay.

•	Producing Depth: Squirrel Sand 1,162’ – 1,321’, Mississippian Limestone 1,551’ – 1,666’
•	Drilling Method: Vertical
•	Production Characteristics: As much as 40 years of production with reserve calculations done by decline-curve analysis

New York Area

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

We believe that horizontal drilling, successfully done at this depth in other basins, is ultimately what is needed to maximize the resource.  However, as of December 31, 2014, a moratorium placed by the State of New York on high volume fracture stimulation remains in effect, as the New York General Assembly passed, on June 16, 2014, a new three year moratorium to allow for further study of hydraulic fracturing. Accordingly, we are unable to pursue development plans in New York for the time being. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic.

•	Operated Wells: 19 Producing Gas Wells
•	Non-Operated Wells: None
•	Reservoir Thickness: The Medina Sandstone averages 82’ thick and the Marcellus Shale averages 105’ thick with approximately 24’ of net pay
•	Producing Depth - Medina: 2,850’ – 3,500’
•	Drilling Method: Vertical
•	Production Characteristics: 25+ years of production from each horizon
•
Key Considerations: Understanding the effective drainage area of each well supports the exploitation field development of the conventional producing horizons and the unconventional shale horizons in Java Field

Wyoming Area

The Bear Creek Prospect – Carbon County, Wyoming

The Company holds a farmout agreement with Anadarko (the “Anadarko Contract”) on approximately 9,400 net mineral acres in Carbon County, Wyoming (“Project Acreage”).  The Project Acreage is generally 55 miles west of Laramie, Wyoming and lies in the emerging fairway of the Niobrara Shale play which is currently very active in northern Colorado and eastern Wyoming.  In addition, there are a number of conventional zones, both above and below the Niobrara, which are highly productive in the area.  A 3-D seismic shoot over the acreage position by the Company has been processed and evaluated, and the results not only confirmed potential in a number of the deep conventional zones but also solid potential in the Niobrara Shale.   The Company has well logs from nearby wells showing the presence of all three Niobrara “benches”, and we believe that the Niobrara in this area meets or exceeds the positive attributes of the DJ Basin and Wattenberg Fields in northern Colorado, both of which are being actively drilled by Anadarko, EOG, Noble and other major independents.

Initial indications from those fields indicate drilling and completion costs for a horizontal well in the Niobrara of approximately $5,500,000, potential reserves per well of 300,000 to 600,000 barrels and liquids ratios of 60% to 80%.

On the conventional side, four nearby fields in conventional zones have produced in excess of 47 million barrels of oil and 13 BCF of gas.  A number of potential conventional drilling locations were identified/confirmed as a result of the 3-D seismic shoot completed in 2013.

Based on a May 2013 article in the Oil & Gas Investor, The Niobrara Extends its Reach, by Chris Sheehan, CFA, companies drilling the Niobrara in the DJ Basin to the south are horizontally drilling all three Niobrara benches separately plus the deeper Codell formation, resulting in as many as 16 horizontal wells per section.  A similar drilling plan on the Anadarko farmout acreage, which would include portions of the Muddy and the Lakota rather than the Codell, could theoretically result in as many as 150 horizontal wells on the existing Anadarko farmout acreage block.  Anadarko owns the minerals underlying the contracted acreage as well as a substantial amount of additional acreage in the area.

Under the Anadarko Contract, the Company was obligated to commence drilling of the initial test well on or before July 31, 2014.  Per the Contract, if the Company drills an initial test well capable of production in paying quantities to the initial contract depth (approximately 8,500 feet), completes it as a producer and otherwise complies with and performs all other terms, covenants, and conditions of the Anadarko Contract, the Company will earn and be entitled to receive from Anadarko a lease, effective 30 days from the date of the release of the rig from the test well location, covering all of Anadarko’s oil and gas estate in the respective drill site section limited to the earned depth. The lease to be so earned by Armada will (i) be for a primary term of three (3) years; and (ii) provide for a lessor’s royalty of twenty percent (20%), proportionately reduced as appropriate and subject to any gas sales, purchase, transportation or gathering contracts affecting the leased lands on the date of the Anadarko Contract.  The Company will then have the right to continue to drill additional wells on the contracted acreage, subject to a drilling schedule, and earn additional drill site sections as described above.  The initial test well has been drilled but not yet completed and locations for additional future wells are being evaluated.   Subject to the availability of the necessary funds, the Company intends to take an aggressive approach to exploiting the Anadarko acreage position. The implementation of an aggressive drilling schedule using leading-edge shale drilling and completion technology should enable the Company to rapidly identify and develop significant oil and gas reserves in the Niobrara Shale.

As indicated above, the Company drilled and cased the initial test well, the Bear Creek #1, per the Anadarko Contract, completing the drilling phase in September 2014, spending $3,973,354.  Although the drilling phase was much more expensive than expected due to complications in the lower section of the well, the quantity and quality of scientific data obtained from the effort was phenomenal and will be invaluable in the planning and execution of the project’s future development.  Total vertical depth of this well is 8,921 feet (8,896 cased). Intangible and tangible completion costs are estimated to be an additional $457,381.  Total drilling and completion costs are estimated to be $4,430,735.

Data from the Bear Creek #1 well combined with subsurface geological well control from nearby wells surrounding the properties and the 3-D seismic data confirm a number of deeper conventional structures as well as the presence of all 3 Niobrara benches.  An independent third-party log analysis of wireline logging data indicates a total of 205 feet of potential pay in multiple conventional reservoirs, including the Sundance, Muddy, Lakota and Casper/Tensleep Formations.  Armada plans to initially perforate and test 20 feet of matrix porosity in the Casper/Tensleep and eight of the 40 feet of net Sundance pay in the Bear Creek #1.  The table below depicts the relative location of the reservoirs within the wellbore.

Development capital for unconventional horizontal wells in the Niobrara Shale is expected to come from a joint venture financing scenario and/or additional project financing.  We cannot guarantee, however, that we will be able to raise the funds required to continue our drilling program in the Niobrara Shale.

Commodity Price Environment

Our results of operations and financial condition are significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. Commodity prices are beyond our control and are difficult to predict.  The prices we have received for the sale of our oil production dropped precipitously during the fourth quarter of 2014 resulting in a significant negative impact on the Company’s cash flow and results of operations. Many factors enter into the price of oil, both domestic and foreign, and opinions vary widely as to the timeframe for a recovery. The foreign aspect of the equation is almost impossible to predict.  Domestically, many believe that the supply and demand equation will begin to improve late 2015 with significant improvement in 2016.  We believe that a great buying opportunity has presented itself and we hope to acquire additional producing properties later in 2015.  There can, however, be no assurance of any short term improvement in commodity prices or in our ability to take advantage of acquisition opportunities.

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

Naturally Occurring Radioactive Materials ("NORM")

NORM materials are not covered by the Atomic Energy Act. Their radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the crude oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards.

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

Employees

As of December 31, 2014, we had five employees, including our executive officers. We anticipate the need for additional accounting, land, technical, and field personnel from time to time.  Although demand for quality staff can be high in the oil and gas industry, we believe we will be able to fill these positions in a timely manner.

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

Hydrocarbon:   A naturally occurring organic compound comprising hydrogen and carbon. Hydrocarbons can be as simple as methane [CH 4], but many are highly complex molecules, and can occur as gases, liquids or solids. The molecules can have the shape of chains, branching chains, rings or other structures. Petroleum is a complex mixture of hydrocarbons. The most common hydrocarbons are natural gas, oil and coal.

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

We currently anticipate that we will require approximately $4,000,000 to adequately fund our current drilling and completion budget for 2015. To the extent that we make additional acquisitions or choose to drill additional wells, which is a distinct possibility, additional capital would be required. It is our intent to establish a new comprehensive credit facility as part of the acquisition of additional properties and to include the drilling and completion budget referenced above in that facility. There can be no assurance that additional financing will be available for those activities in amounts or on terms acceptable to us. An inability to obtain additional capital could restrict our ability to acquire additional properties and implement our business plan. Any additional equity financing could involve substantial dilution to then existing shareholders

Our current lack of diversification could increase the risk of an investment in our company.

Our business focus is on the oil and gas industry in a limited number of geographic areas, currently in Kansas, western New York, and Wyoming. Larger companies have the ability to manage their risk by geographic diversification.  It is our intent to pursue opportunities in other geographic areas as those opportunities present themselves as is discussed above. However, we may continue to have a lack of diversification for the near future. As a result, we could be impacted more acutely by factors affecting our industry in the regions in which we operate than we would if our business were more diversified, thereby enhancing our risk profile.

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

Investment in drilling and/or recompletion of existing wells does not come without risk.

Additionally, there are significant uncertainties as to the future costs and timing of drilling and completing new wells and/or recompleting existing wells. Our drilling operations have been and may continue to be curtailed, delayed, or canceled as a result of a variety of factors, including:

•	lack of funding;
•	current commodity pricing environment making it uneconomical to explore for or develop reserves;
•	unexpected drilling conditions;
•	equipment failures or accidents;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs and the delivery of equipment or materials.

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

We hold a farmout agreement with Anadarko relating to the Bear Creek project located in Carbon County, Wyoming. Our primary initiative for the Bear Creek project is to identify and exploit resources from potential reservoirs in the Niobrara Formation.  There is no guarantee that our efforts on Bear Creek project will ever produce commercial volumes of oil or gas, which could have a material adverse effect upon our results of operations.

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

As of March 31, 2015, our directors and executive officers beneficially owned approximately 24.3% of our outstanding common stock in the aggregate. Our directors and executive officers, in their capacities as stockholders, may have significant influence over our policies and affairs, including the election of future directors. Should they act as a group, they would have substantial influence over the election of all of our directors and all other corporate matters.

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

Risks Relating to Our Industry:

Lower prices for oil reduce our ability to raise capital and generate cash flow, and this could have a material adverse effect on our revenue and profitability and on our ability to continue in business.

Benchmark West Texas Intermediate (“WTI”) crude prices peaked at $105 per barrel in 2014 but declined to approximately $45 per barrel at the end of March 2015. Our ability to generate cash flow from our oil producing properties and to raise capital to acquire new producing or exploration properties is directly affected by trends in oil prices. Any prolonged reduction in oil prices could depress the near-term levels of exploration, development, and production activity and well as the willingness of investment capital to enter the oil and gas exploration and production market. Perceptions of longer-term lower oil prices by investors and banking institutions that finance oil and natural gas companies could make it difficult for us to raise capital to complete our existing projects, to meet capital investment commitments and to commit to new exploration or production projects.  These factors could have a material adverse effect on our financial position, revenue, and profitability. Additionally, the longer these low price trends continue, the greater the risk that we will not be able to continue as a viable business.

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

Subject to the above, third-party estimates of our proved reserves as of December 31, 2014 was 621,508 BOE compared to 5,234,550 BOE as of December 31, 2013. This decrease in proved reserves is primarily the result of our divestiture of our interest in TNRH, which held TNR, owner of our Louisiana properties, net of the addition of proved reserves in Kansas.

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

In addition, any of the foregoing may result in environmental damages for which we could be liable. We cannot offer assurance that we will be able to maintain adequate insurance at rates we consider reasonable to cover our possible losses from operating hazards. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and results of operations.

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

Oil and natural gas prices will continue to fluctuate in the future.  Price fluctuations could have, and are presently having, a significant impact upon our revenue, the return from our reserves and on our financial condition generally.  Price fluctuations for oil and natural gas commodities may also impact the investment market for companies engaged in the oil and gas industry.  We currently have no hedge positions in place for our oil and gas production, and decreases in the prices of oil and natural gas will continue to have a material adverse effect on our consolidated financial condition, the future results of our operations, quantities of reserves recoverable on an economic basis, and our ability to acquire and fund the acquisition of reserves to replace the Louisiana reserves sold to Gulfstar, develop proved reserves, and complete the Bear Creek #1 well in Wyoming.

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

Additionally, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Also, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may, and currently do, materially adversely affect our financial performance.

Because of these factors, we may continue to be unable to obtain favorable prices of the oil and gas that we might produce until such time as the oil market resets and prices rise to previous levels.

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

In the future, we may issue additional authorized but previously unissued equity securities resulting in the dilution of the ownership interests of our present and future stockholders. We are currently authorized to issue an aggregate of 101,000,000 shares of capital stock comprising 100,000,000 shares of common stock and 1,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 31, 2015, there were 56,605,473 shares of our common stock and no shares of our preferred stock outstanding. There are 5,000,000 shares of our common stock reserved for issuance under our 2012 Long-Term Incentive Plan. Shares issued and outstanding do not include shares of our common stock issuable upon the exercise of outstanding options and warrants.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended December 31 2015, at the earliest, if at all.

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

Price Range of Common Stock

Our common stock is currently traded on the OTC Markets, Inc. QB Tier under the symbol “AOIL.” The following table sets forth the high and low closing prices per share of common stock for the quarters indicated.

	Fiscal Year 2013
	High	Low
First Quarter	$0.84	$0.50
Second Quarter	$0.53	$0.27
Third Quarter	$0.35	$0.25
Fourth Quarter	$0.27	$0.16

	Fiscal Year 2014
	High	Low
First Quarter	$0.24	$0.17
Second Quarter	$0.22	$0.16
Third Quarter	$0.22	$0.17
Fourth Quarter	$0.20	$0.06

On March 27, 2015, the closing sale price of our common stock was $0.05 per share and there were approximately 191 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the “2002 Plan”), which had 4,000,000 shares reserved for issuance thereunder. The 2002 Stock Plan expired in September 2012. In anticipation of its expiration, by way of Unanimous Written Consent dated April 27, 2012, the Board of Directors approved the terms and provisions of the 2012 Long-Term Incentive Plan (“2012 Incentive Plan”). The 2012 Incentive Plan was approved by shareholders owning the majority of the Company’s shares of common stock and became effective on May 1, 2012, The 2012 Incentive Plan allows for awards of up to an aggregate of 5,000,000 shares of our common stock, subject to adjustment under certain circumstances. The 2012 Incentive Plan provided shares available for options granted to employees, directors, and others. Stock options granted under the 2012 Incentive Plan generally vest over one to five years or as otherwise determined by the Board of Directors or committee of the Board of Directors. Options to purchase shares of common stock expire no later than ten years after the date of grant.  As of March 31, 2015, we have outstanding option awards under the 2012 Incentive Plan of 3,602,000 shares of our common stock, of which vested options are currently exercisable for an aggregate of 3,197,000, shares of our common stock; and our Board of Directors has granted awards of restricted stock with respect to an aggregate of 587,987 shares. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,602,000	$0.38	810,013
Equity compensation plans not approved by security holders	—	—	—
Total	3,602,000	$0.38	810,013

(1)	2012 Long-Term Incentive Plan
(2)	Net of 587,987 shares awarded as restricted stock grants.

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

ITEM 6.	SELECTED FINANCIAL DATA

Not required under for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – GOING CONCERN

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has incurred recurring losses from operations through December 31, 2014, has a working capital deficit at December 31, 2014, of $6,147,652 and has limited sources of revenue.  These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, management has been seeking additional oil and gas properties to provide a source of recurring revenues and the necessary financing to complete such acquisitions.  Although the Company is pursuing additional financing to acquire producing oil and gas properties, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company.

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

The following is a reconciliation of our net income in accordance with GAAP to our Adjusted EBITDA for the years ended December 31, 2014 and 2013:

	2014	2013

Net income (loss)	$1,652,013	$(11,369,765)

Add:

Interest (income) expense, net	636,626	795,360
Amortization of deferred financing costs	64,658	56,292
Income tax (benefit) expense	2,315,220	(1,766,140)
Depreciation, depletion, accretion and impairment	1,047,229	1,231,340
Dry hole expense	--	2,591,770
Impairment of goodwill	--	8,536,758
Gain on settlement of asset retirement obligation	--	(3,428)
Loss on change in commodity derivative instruments	167,673	251,876
Loss on modification of offering terms	--	65,749
Loss on sales of oil and gas properties	539,248	86,116
Gain on sale of member interest in TNRH	(7,395,119)	--
Share-based compensation	206,027	737,822

Adjusted EBITDA	$(766,425)	$1,213,750

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

•
In April 2014,  Gulfstar purchased 11,873 Class A Units of TNRH at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate with net cash received of $6,419,573), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.299% (“Tranche B”).  As result of this purchase, Gulfstar gained control of TNRH.  The funds received from the closing of Tranche B were primarily used to purchase the Kansas properties as discussed below.

•
On March 14, 2014, Armada Midcontinent, LLC, (f/k/a MMC Resources, LLC) a wholly owned subsidiary of MEI, entered into a purchase and sale agreement with Piqua Petro, Inc., pursuant to which Armada Midcontinent, LLC agreed to purchase from Piqua Petro its interests in six oil and gas leases covering approximately 1,040 acres in Woodson County, Kansas.  This purchase, effective March 1, 2014, was consummated on April 11, 2014, for $6,285,106.

•
On May 16, 2014 and June 16, 2014, the Company sold an additional 1,400 and 2,380 units of TNRH membership interest at $564.31 per unit, respectively, to Gulfstar for $790,034 and $1,343,058, respectively, for an aggregate of $2,133,092 (“Tranche D”).  Net cash received was $2,042,856.  As a result of this sale, the Company’s interest in TNRH was reduced to 27.124%.

•
On November 26, 2014, the Company sold its remaining interest in TNRH, comprising 8,152 Member Units, to Gulfstar, receiving $5,012,502 in cash at $614.88 per Unit, of which $4,600,000 was applied to the principal balance of its note with Prosperity Bank thereby reducing the balance on the Company’s loan under the credit facility from $8,072,693 to $3,472,693.

•
On October 16, 2014, the Company entered into a purchase and sale agreement with Tabbs Bay Energy, LP, a Texas limited partnership (“TBELP”), pursuant to which we planned to purchase from the seller its interests in, and assume certain of its obligations under, eight oil and gas leases covering approximately 576 acres in Harris County, Texas, with total production of approximately 190 net barrels of oil per day.  We had a term sheet for a comprehensive financing facility that would not only have financed the acquisition but would also have provided capital for drilling in Kansas and completing the Bear Creek # 1 well.  As a result of the precipitous drop in commodity prices that occurred in late November 2014 ultimately causing a dramatic change in the economics of the acquisition, we were forced to terminate the transaction and the financing effort.

•
On March 5, 2015, the Company entered into the Seventh Amendment to the Loan Agreement with Prosperity Bank whereby the revolving note under the Credit Facility was converted to a Term Loan in the principal amount of $3,472,693, with a maturity of March 5, 2016.  No further advances will be made pursuant to the new Term Loan, the bank will discontinue redeterminations under the loan and the Company will pay interest only on the Term Loan through September 2015 and pay interest plus $50,000 per month in principal to maturity.  Our financial covenants pursuant to the Loan Agreement were eliminated, and all events of noncompliance with financial covenants prior to March 15, 2015, were waived.

•	Effective March 16, 2015, Randy M. Griffin, our Chief Executive Officer, has elected to defer and accrue his salary until such time as the Company’s revenue and cash positions improve.

Results of Operations for the Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Revenue

The following table summarizes our revenues from commodity sales during the years ended December 31, 2014 and 2013.

	Years Ended
	December 31,			Percentage
	2014	2013	Difference	Change

Revenues
Oil	$3,866,939	$10,321,582	$(6,454,643)	(62.5%)
Natural gas	509,081	1,777,673	(1,268,592)	(71.4%)
Natural gas liquids	23,594	186,567	(162,973)	(87.4%)
Total	$4,399,614	$12,285,822	$(7,886,208)	(64.2%)

Sales volumes
Oil (Bbls)	40,227	100,126	(59,899)	(59.8%)
Natural gas (MCF)	95,908	456,113	(360,205)	(79.0%)
Natural gas liquids (Bbls)	606	4,529	(3,923)	(86.6%)
Total BOE	56,818	180,674	(123,857)	(68.6%)
Total BOE/day	156	495	(339)	(217.0%)

Average prices
Oil (per Bbl)	$96.13	$103.09	$(6.96)	(6.8%)
Natural gas (per MCF)	5.31	3.90	1.41	36.2%
Natural gas liquids (per Bbl)	38.93	41.20	(2.27)	(5.5%)
Total per BOE	$77.43	$68.00	$9.43	13.9%

Revenues from commodity sales decreased during the year ended December 31, 2014, over the year ended December 31, 2013, due to the divestiture of our interest in our Louisiana production as well as lower oil prices.

In addition to revenues from commodity sales, during the year ended December, 2014, we had $51,213 of revenue from lease fuel, marketing, compression and transportation fees, and production handling fees for a third party.  During the year ended December 31, 2013, we had $150,388 of such income.  The decrease over 2013 is attributable to lower sales volumes with which some of the fees are associated as well as elimination of overhead income and compression fee income.  All of this decrease is primarily attributable to the divestiture of our interest in Louisiana production.

Operating Expenses

Operating expenses for the years ended December 31, 2014 and 2013 are set forth in the table below.

	Years Ended
	December 31,			Percentage
	2014	2013	Difference	Change

Costs and Expenses
Lease operating expense (1)	$1,792,583	$6,006,287	$(4,213,704)	(70.2%)
Production and ad valorem taxes (2)	368,061	1,464,680	(1,096,619)	(74.9%)
Environmental remediation expense (3)	252,135	—	252,135	N/A
Exploration expense	232,012	284,275	(52,263)	(18.4%)
Dry hole expense (4)	—	2,591,770	(2,591,770)	(100.0%)
Depletion, depreciation, amortization, and impairment expense (5)	1,047,229	1,231,340	(184,111)	(15.0%)
Loss on sale of oil and gas properties (6)	539,248	86,116	453,132	526.2%
(Gain) loss on settlement of asset retirement obligation (7)	—	(3,428)	3,428	(100.0%)
Impairment of goodwill (8)	—	8,536,758	(8,536,758)	(100.0%)
General and administrative expense (9)	2,868,891	4,469,260	(1,600,369)	(35.8%)
Total operating expenses	$7,100,159	$24,667,058	$(17,566,899)	(71.2%)

(1)	Divestiture of our interest in Louisiana assets.
(2)	Divestiture of our interest in Louisiana assets.
(3)	Oil spill in Louisiana in first quarter of 2014.
(4)	2013 mechanical failure in the drilling of the Thomas #6H well in Oklahoma.
(5)	Divestiture of our interest in Louisiana assets.
(6)
2014 loss on sale of Oklahoma assets and 2014 writeoff of production payment receivable from 2013 sale of Young County, Texas, assets net of 2014 gain on sale of Grayson County leasehold as compared to 2013 sale of Lake Hermitage Camp in Louisiana for less than net book value.

(7)
2013 gain of $1,328 on the settlement of an asset retirement obligation when the State of Louisiana returned a deposit on a well that had been plugged and abandoned when acquired, the obligation on which we had assumed at acquisition, and a 2013 gain of $2,100 on the retirement of the asset retirement obligations upon the sale of our Archer and Young County, Texas, properties.

(8)	2013 impairment of goodwill attributable to acquisition of Armada due to revision of tax basis in assets acquired.
(9)	Attributable to divestiture of our Louisiana assets resulting in decreased payroll and office expense as well as decreased 2014 stock compensation expense compared to that for 2013.

Operating expenses expressed in BOE for the years ended December 31, 2014 and 2013 are set forth in the table below:

	Years Ended
	December 31,			Percentage
	2014	2013	Difference	Change

Costs and Expenses
Lease operating expense	$31.55	$33.24	$(1.69)	(5.1%)
Production and ad valorem taxes	6.48	8.11	(1.63)	(20.1%)
Environmental remediation expense	4.44	—	4.44	N/A
Exploration expense	4.08	1.57	2.51	159.9%
Dry hole expense	—	14.35	(14.35)	(100.0%)
Depletion, depreciation, amortization, and impairment expense	18.43	6.81	11.62	170.6%
Loss on sale of oil and gas properties	9.49	0.48	9.01	1,877.1%
Gain on settlement of asset retirement obligation	—	(0.02)	0.02	100.0%
Impairment of goodwill	—	47.25	(47.25)	(100.0%)
General and administrative expense	50.49	24.74	25.75	104.1%
Total operating expenses	$124.96	$136.53	$(11.57)	(8.5%)

Operating (income) loss. As a result of the above described revenues and expenses, we incurred an operating loss of $2,649,332 during the year ended December 31, 2014 as compared to operating loss of $12,230,848 during the year ended December 31, 2013.

Interest expense. Interest expense decreased to $701,435 for the year ended December 31, 2014, from $822,335 for the year ended December 31, 2013. This decrease was primarily attributable to the $4.75 million of payments made on the principal balance of our revolving loan under our Credit Facility with Prosperity Bank and payment in full of five notes, totaling $155,000, associated with a private placement of securities.

 Loss on change in derivative value – commodity contracts. The unrealized loss on change in derivatives – commodity contracts for the years ended December 31, 2014 and 2013, was $167,673 and $251,876, respectively.  The unrealized losses were the result of the changes in the fair value of the net derivative liability from that of the prior reporting period. The values underlying the derivatives are estimates of predicted future commodity prices based on current market activity and projections of future market activity.  Additional contributors to fluctuations in the value of the recognized net liability are additions to and unwindings of hedged positions during any reporting period.

Realized gain (loss) on commodity contracts. Cash settlements from hedging our sales of oil and gas production were $165,511 payment to our counterparty in the year ended December 31, 2014 as compared to $216,100 payment from our counterparty in the year ended December 31, 2013. The change is attributable to the same factors that affect the unrealized gains or losses associated with our commodity derivative contracts except that projections of future market activity are not included in the calculation of these realized gains and losses.

Loss on modification of offering.  A loss on the modification of a prior offering of shares and warrants of $65,749 was incurred during the year ended December 31, 2013.  The loss was the result of a change in fair value of shares and warrants issued in relation to the funds raised as well as a decrease in the exercise price of the warrants issued in conjunction with the offering prior to the modification.  No such loss occurred during the year ended December 31, 2014.

Gain on sale of subsidiaries.  During the year ended December 31, 2014, a gain of $7,395,119 was recognized on the sale of TNRH to Gulfstar. No sale of subsidiaries occurred during the year ended December 31, 2013.

Income tax benefit (expense). State and federal income tax expense for the year ended December 31, 2014 was $2,315,219 compared to income tax benefit of $1,766,140 in the year ended December 31, 2013.  The income tax expense in the year ended December 31, 2014 is primarily attributable to the gain on sale of our interest in TNRH.  The income tax benefit for the year ended December 31, 2013, is attributable to a net loss during that period.

Net income/loss. Due to the reasons set forth above, our net income after income tax benefit (expense) for the year ended December 31, 2014 was $1,652,013 ($0.03 per basic and diluted common share). Our net loss after income tax expense for the year ended December 31, 2013 was $11,369,765 ($0.22 per basic and diluted common share).

Liquidity and Capital Resources

Overview

As of December 31, 2014, we had a working capital deficit of $6,147,652. As of December 31, 2013, we had a working capital deficit of $2,310,297. The decrease of $3,387,355 in working capital was attributable to a decrease in current assets of $8,283,330 and a decrease in current liabilities of $4,445,975, as follows:

Decrease in total current assets:
•	Decrease in cash of $6,689,666 primarily used to acquire and develop oil and gas properties
•	Decrease in accounts receivable-oil and gas of $1,440,494 as a result of selling our interest in TNRH
•	Net decreases of $153,170 in accounts receivable-other, net current deferred financing costs, current deferred tax asset, and prepaid expenses

Decrease in total current liabilities:
•	Net increases in accounts payable and revenue payable of $290,422 as a result developing new unproved oil and gas properties and selling producing properties
•	Net increase in notes payable to related parties of $97,824
•	Increases in accrued expenses and other current liabilities of $63,599
•	Increase in stock payable of $43,065 for services of a consultant
•
Net decrease in current notes payable of $4,767,079 which includes $4.75 million in payments on the principal balance of our debt to Prosperity Bank and retirement of $155,000 of notes associated with a 2013 private placement of securities.

•	Decrease in current derivative liability on commodity contracts of $173,806

            Our cash and accounts receivable-oil and gas balances decreased primarily as a result of our sale of our interest in TNRH which resulted in the loss of cash flow provided by revenue generated by commodity sales of the Louisiana properties.

As of December 31, 2014, the outstanding balance of principal and accrued interest on debt was $4,206,216, a net decrease of $4,794,654 from the outstanding balance of $9,000,870 as of December 31, 2013. This net decrease was primarily due to repayment of $4.75 million principal on our debt to Prosperity Bank, $155,000 of notes issued in conjunction with a private placement commenced in 2013 prior to the Acquisition, and payments on premium financed notes for the purchase of insurance, net of a $200,000 increase in debt associated with notes issued in conjunction with a contemplated funding and acquisition transaction in the fourth quarter which did not occur. $100,000 of the $200,000 in debt was provided by Sycamore Resources, Inc., an entity controlled by Randy M. Griffin.

Our December 31, 2014, reserve report based on the SEC pricing case makes various assumptions regarding the pace of development of our proved undeveloped reserves. In order to develop these reserves on the schedule assumed in the reserve report, the capital expenditure requirement for 2015 would be $1.68 million.  It is our intent to establish a new comprehensive credit facility as part of the acquisition of additional properties and to include the drilling and completion budget referenced above in that facility.  There are no assurances, however, that we will be successful in this financing effort.

There are multiple factors that can affect these estimates including changes in commodity prices, adverse weather conditions and unforeseen events, both inside and outside of our business. In the event that a new credit facility is not put in place or that other unforeseen circumstances create a shortfall in the capital expenditure budget, other potential sources of funds to support the development effort include:

•	The establishment of joint ventures with other operators or financing sources;
•	Additional debt financing; and
•	Additional equity offerings.

If, however, cash flow plus the additional sources outlined above are not sufficient to support our portion of the capital expenditure budget outlined in the reserve report, our ability to execute our plan of operations could be negatively impacted and drilling activity could be reduced.

Cash and Accounts Receivable

At December 31, 2014, we had cash in bank of $406,306, compared to $7,095,972 at December 31, 2013. The $6,689,666 decrease in cash was due primarily to our sale of our interest in TNRH, which resulted in the loss of cash flow provided by revenue generated by commodity sales of the Louisiana properties, and cash spent to acquire and develop oil and gas properties.

At December 31, 2014, we had accounts receivable of $184,468, compared to $1,557,161 at December 31, 2013.  The $1,372,693 decrease in accounts receivable was due primarily to our sale of our interest in TNRH which resulted in decreased sales of oil and gas production from its Louisiana properties.  At December 31, 2014, $84,129 of our accounts receivable was accrued December revenue from the sale of production from our Kansas properties, and $100,000 was the refundable earnest money deposit on the nonconsummated acquisition.

Liabilities

Accounts payable and accrued expenses increased by $297,334 to $2,523,456 at December 31, 2014, from $2,226,122 at December 31, 2013.  The increase is due primarily to an increase of $705,528 in accounts payable net of a $415,106 reduction in revenue payable. Accounts payable increased primarily due to our 2014 drilling activity on the Bear Creek #1 well in Wyoming, net of a decrease in accounts payable due to our divestiture of our interest in TNRH.  Revenue payable decreased primarily due to the divestiture of our interest in TNRH.  Of the accounts payable and accrued expenses at December 31, 2014, $1,951,309 and $69,417, for a total of $2,020,726 represents costs associated with drilling the Bear Creek #1 well.  Of these, three vendors have recorded liens against our Bear Creek #1 wellbore in accordance with Wyoming Statutes 29-1-312 and 29-3-106.  Interest has been accrued on one in the amount of $27,541, which is in addition to the $69,417 accrued for drilling costs.  These unpaid liabilities are aged from 66 days to 97 days, and we lack the liquidity to pay them until we obtain additional capital.

Cash Flows

For the year ended December 31, 2014, the net cash used in operating activities was $1,024,278, as compared to cash provided by operating activities of $483,676 at December 31, 2013.  The effect of the deconsolidation of the TNRH assets from our balance sheet is not reflected in the cash used for operating activities but is, instead, reflected as a source of cash in cash used in investing activities.

For the year ended December 31, 2014, net cash used in investing activities was $704,969 as compared to cash used for investing activities of $2,855,588 in 2013.  Cash used comprised primarily the purchase of our Woodson County, Kansas, properties and cash paid for the drilling of the Bear Creek #1 well in Wyoming.  Cash provided by investing activities included cash received for the deconsolidation of subsidiary upon the sale of our controlling interest in TNRH and the subsequent sale of our cost basis investment in TNRH.

For the year ended December 31, 2014, net cash used for financing activities was $4,960,419 comprising primarily repayments of $4.75 million of our debt to Prosperity Bank and $155,000 of notes issued pursuant to a private placement commenced before the Acquisition net of issuance of $200,000 in notes to two parties, one of which is an entity controlled by Randy M. Griffin which loaned us $100,000, to fund costs associated with a contemplated funding and acquisition which was to have occurred in the fourth quarter but did not.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements and notes thereto included in this Annual Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Our audited consolidated financial statements as of, and for the years ended, December 31, 2014 and 2013 are included beginning on Page F-1 immediately following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weaknesses described below, as of December 31, 2014, our disclosure controls and procedures are not effective and are not designed at a reasonable level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

1.
As of December 31, 2014, we did not adequately segregate, or mitigate the risks associated with, incompatible functions among personnel to reduce the risk that a potential material misstatement of the financial statements would occur without being prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we have, from time to time, engaged additional consultants to assist in the preparation and filing of financial reports. With the precipitous drop in the price of oil and the resulting decrease in our revenues, however, our efforts to improve our accounting functions have slowed.

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

During the year ended December 31, 2014, as part of our cost cutting efforts related to the drop in the price of oil and the resulting decrease in our revenues, we reduced the size of our accounting staff and lost the services of our controller and revenue accountant.

Other than these events, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reason indicated above. The effectiveness of our internal control over financial reporting as of December 31, 2014 has not been audited by GBH CPAs, PC, our independent registered public accounting firm. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, smaller reporting companies are exempt from the requirement that management’s report be subject to an audit by an independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names of our directors and executive officers and their ages, titles, and biographies as of March 27, 2015, unless otherwise indicated, are set forth below:

Name	Age	Title	Date First Appointed
Randy M. Griffin	61	Chairman of the Board and Chief Executive Officer	August 31, 2009
Rachel L. Dillard	63	Chief Financial Officer	September 19, 2011
J. Clint Unruh	36	Chief Operating Officer	April 4, 2013
Ray L. Unruh	68	Secretary and Director	August 31, 2009
James J. Cerna, Jr.	46	Director	January 5, 2010
Kenneth T. Hern	77	Director	January 27, 2010
Fred B. Zaziski	62	Director	January 5, 2010
Eric Wold	42	Director	March 28, 2013

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

Mr. Griffin brings 39 years of broad business development and management experience to the Company. Prior to his involvement in the oil and gas industry, he was directly responsible for the development, financing and construction of more than $35,000,000 worth of multi-family and senior housing projects.

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

J. Clint Unruh serves as Chief Operating Officer for Armada.  He is responsible for direct oversight of all land, drilling and operational personnel and activities and assists the CEO with a number of day-to-day administrative functions.

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

In March of 2013, in conjunction with the Mesa/Armada business combination, Mr. Unruh was promoted to Executive Vice President and in May of 2014, he was promoted to Chief Operating Officer.

Mr. Unruh earned a Bachelor of Business Administration degree in Finance from Texas A&M University and a Professional Land Management Certification from the University of Houston Downtown.  He is a Registered Landman with, and an active member of the American Association of Professional Landmen, a member of the Dallas Association of Petroleum Landmen, and a member of the Independent Petroleum Association of America.

Ray L. Unruh is one of the founders of Mesa and served as its President until the closing of the Mesa Acquisition in March of 2013, at which time he became the Corporate Secretary of the Company.

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

James J. Cerna, Jr. served as the President and Chief Executive Officer of Armada until the closing of the Mesa Acquisition in March of 2013. From the closing of the Mesa Acquisition through April 2014, Mr. Cerna served as President of Armada.  From May 2006 to May 2009, Mr. Cerna served as Chairman of the Board of Lucas Energy, Inc. (NYSE Amex: LEI), and was also CEO and President thereof from May 2006 until September 2008.  From 2004 to 2006, Mr. Cerna was President of the privately held Lucas Energy Resources.

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

Mr. Cerna received a Bachelor of Science degree in Finance from the California State University, Chico, in 1990.

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

Mr. Hern earned a Bachelor of Arts degree in Chemistry from Austin College in 1960 and a Master of Science degree in Organic Chemistry from North Texas State University in 1962.

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

Mr. Zaziski graduated from Pennsylvania State University with a Bachelor of Science degree, in petroleum engineering in 1976. He received an MBA in Organizational Management and a Masters in International Business from Cairo University, Egypt in 1986 and 1987, respectively. He is a member of the Society of Petroleum Engineers, the American Petroleum Institute and the American Society of Mechanical Engineers.

Because of Mr. Zaziski’s specific experience in, and knowledge of, the oil and gas industry, including his history of working in management capacities with a number of publicly traded oil and gas exploration and development companies, we have concluded that Mr. Zaziski should serve as a director of the Company.

Eric Wold joined the Board of Directors of Armada in May of 2012.

Mr. Wold previously served on the Board of Directors of Lucas Energy (AMEX:LEI), a publicly held company within the oil and energy sector from 2005-2009. He is currently a Senior Analyst with B. Riley & Co., a leading full-service investment bank, covering the Media and Entertainment sector, where he has more than 20 years of buy-side and sell-side equity research experience. Previously, Mr. Wold held the position of Managing Director, Equity Research at the investment banking firm Merriman Capital, Inc., where he covered the Branded Global Consumer and Media Groups. He was also Director of Corporate Finance with NightFire Software, a privately held telecommunications software company based in Oakland, California. At First Security Van Kasper, he served as Vice President and Senior Research Analyst, where he was responsible for the Restaurant and Branded Consumer sectors. Mr. Wold began his career on the buy-side with research analyst positions with both Polynous Capital Management (a hedge fund that he co-founded in 1996) and GT Global Financial Services. He received his Chartered Financial Analyst (CFA) designation in 1997 and a Bachelor’s degree in Finance from the University of California at Berkeley.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as may be disclosed above, none of our existing directors or executive officers has been the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities or been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Independence

We are currently not required to have any independent members of the Board of Directors. The Board of Directors has determined that (i) Messrs. Griffin, Cerna and Unruh have relationships which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and each is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Messrs. Hern, Wold and Zaziski are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Audit Committee – Eric C. Wold (Chairman) and Kenneth T. Hern

Compensation Committee – Fred B. Zaziski (Chairman), Kenneth T. Hern and Eric C. Wold

Corporate Governance – Kenneth T. Hern (Chairman) and Fred B. Zaziski.

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

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for reviewing with the entire Board from time to time the appropriate skills and characteristics required of Board members in the context of the current make-up of the Board of Directors. The Board of Directors believes that directors should bring to the Company a variety of perspectives and skills that are derived from high quality business and professional experience and that are aligned with the Company’s strategic objectives. The composition of the Board of Directors, with respect to directors deemed independent, should at all times adhere to the standards of independence promulgated by applicable NASDAQ and SEC rules. We also require that our directors be able to attend all board and applicable committee meetings. In this respect, directors are expected to advise the Chairman of the Board of Directors and the Chairman of the Nominating and Corporate Governance Committee in advance of accepting any other public company directorship or assignment to the audit committee of the board of any other public company.

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

We registered our common stock pursuant to Section 12 of the Exchange Act by filing a Form 8-A with the SEC on January  15, 2014. Accordingly, our officers, directors and 10% shareholders were subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act with respect to our fiscal year ended December 31, 2014.  Based solely upon our review of the copies of Section 16 forms that we received with respect to the fiscal year ended December 31, 2014, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied his or her Section 16(a) filing requirements, although certain reports may have been filed on a late basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2014, to (i) all individuals that served as our principal executive and principal financial officers or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014; (ii) our two most highly compensated executive officers other than the principal executive and principal financial officers who were serving as executive officers at the end of the fiscal year ended December 31, 2014, and who received annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000; and (iii) up to two additional individuals who received annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000 and who were not serving as executive officers of at the end of the fiscal year ended December 31, 2014.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy M. Griffin, Chief Executive Officer (1)(2)(3)(4)	2014	$210,000	$—	$—	$41,439	—	—	—	$251,439
	2013	$210,000	$—	$—	$199,766	—	—	—	$409,766
Rachel L. Dillard, Chief Financial Officer (2)(3)	2014	$134,400	$2,000	$—	$13,813	—	—	—	$150,213
	2013	$125,000	$8,000	$—	$57,283	—	—	—	$190,283
J. Clint Unruh, Chief Operating Officer (2)(3)	2014	$123,750	$2,000	$—	$16,525	—	—	—	$142,275
	2013	$111,000	$5,000	$—	$11,049	—	—	—	$127,049

(1) Mr. Griffin became our Chief Executive Officer on March 28, 2013.

(2) Value of stock and option awards is the actual amount of stock compensation expense recognized in 2014 for the awards. The fair values of the awards on the date of grant, for which expense was recognized in 2014, were: Mr. Griffin, $62,212; Ms. Dillard, $20,737; Mr. Unruh, $44,249.

(3) Value of stock and option awards is the actual amount of stock compensation expense recognized in 2013 for the awards. The fair values of the awards on the date of grant, for which expense was recognized in 2013, were: Mr. Griffin, $199,766; Ms. Dillard, $75,283; Mr. Unruh, $23,510.

(4) Mr. Griffin’s 2013 reported salary does not include $37,500 paid to him as part of accrued salary from prior years which were paid to him in increments of $10,000 per month.

Employment Agreements with Executive Officers

On April 1, 2013, the Company entered into an employment agreement with Mr. Griffin as its Chief Executive Officer.  The employment agreement provides for (i) an annual base salary of $210,000 per year, subject to annual increase at the Board of Directors’ discretion.  If Mr. Griffin’s employment is terminated without Cause during the first year of the agreement, or if he resigns for Good Reason (as defined in his agreement), he will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at the Company’s expense, under all benefits plans in which he was a participant immediately prior to his last date of employment with the Company for a period of six months following such cessation of employment. If such a termination should occur during the second year of the agreement or thereafter, the severance period is reduced to three months The term of the employment agreement is for a period of two years and automatically renews for successive one year periods thereafter unless terminated pursuant to the agreement.  Prior to April 1, 2013, Mr. Griffin’s compensation was governed by an employment agreement with Mesa.  Under the terms of that agreement, Mr. Griffin was entitled to an annual base salary of $180,000 in 2012.  Mr. Griffin offered forbearance to the Company for payment of his salary for the period September 1, 2009 through July 31, 2011.  Beginning January 1, 2012, the Company made monthly payments of $10,000 to Mr. Griffin until the accrued salary was repaid to him in full in 2013.  Beginning March 16, 2015, Mr. Griffin has elected to accrue his salary until such time as the Company’s revenue and cash positions improve.

On September 19, 2011, Mesa entered into an employment agreement with Rachel L. Dillard, its Chief Financial Officer, which agreement was assumed by Armada upon the closing of the Mesa Acquisition.  The employment agreement, as amended, provides for an annual base salary of $134,400.  If Ms. Dillard’s employment is terminated without Cause, or if she resigns for Good Reason (as defined in her agreement), she will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at the Company’s expense, under all benefits plans in which she was a participant immediately prior to her last date of employment with the Company for a period of three months following such cessation of employment. The original term of the employment agreement was for a period of twelve months and it automatically renews for one year periods thereafter unless terminated pursuant to the agreement.  Any unvested equity compensation vests upon Ms. Dillard’s death or disability.  Under the employment agreement with Mesa, Ms. Dillard received restricted stock awards totaling 1,200,000 shares.   600,000 of those restricted shares were vested as of the date of the Mesa Acquisition and were exchanged for 240,000 shares of Armada common stock.  The remaining 600,000 shares under the Mesa restricted shares awards were converted in March 2013 to Mesa incentive stock options which were assumed by Armada upon the closing of the Mesa Acquisition.  Under this assumption, Ms. Dillard received options to purchase 240,000 shares of Armada common stock exercisable at a price of $0.33 per share and expiring on March 20, 2018.

While the Company does not have a written employment agreement with J. Clint Unruh, we have agreed to pay Mr. Unruh an annual salary of $126,000.

Grants of Plan-Based Awards

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2012 Long-Term Incentive Plan. (See “Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans,” above).

During the year ended December 31, 2014, options to purchase 300,000 shares were granted to Randy M. Griffin, and options to purchase 100,000 shares were granted to each of Rachel L. Dillard and J. Clint Unruh.

During the year ended December 31, 2013, options to purchase 500,000 shares were granted to each of Randy M. Griffin and James J. Cerna, Jr.; and options to purchase 600,000 shares of the Company’s common stock were granted to Rachel L. Dillard in conjunction with the cancellation of two unvested previous Mesa restricted stock grants of the same number of shares of restricted stock. These options were, at consummation of the Mesa Acquisition, converted to options to purchase 240,000 shares of the Company’s common stock. A previous grant of options by Mesa to Mr. Cerna to purchase 250,000 shares, converted at consummation of the Mesa Acquisition to options to purchase 100,000 shares of the Company’s common stock, was cancelled and replaced with a grant of options to purchase 150,000 shares of the Company’s common stock.

Outstanding Equity Awards at Fiscal Year End

The following tables set forth information regarding stock options held by our Named Executive Officers at December 31, 2014.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Randy M. Griffin	9/9/2014	150,000	150,000	0.22	9/9/2019
	4/19/2013	500,000	—	0.40	4/1/2018
	6/30/2011	400,000	—	0.38	6/30/2016
Rachel L. Dillard	9/9/2014	50,000	50,000	0.22	9/9/2019
	3/20/2013	240,000	—	0.33	3/20/2018
J. Clint Unruh	9/9/2014	50,000	50,000	0.22	9/9/2019
	2/10/2012	40,000	—	0.65	2/10/2017

Option Exercises and Stock Vested Table

The following tables set forth information regarding vested restricted stock awards held by our Named Executive Officers at December 31, 2014.

	Stock Awards
Name	Number of Shares of Restricted Stock Acquired on Vesting	Value Realized on Vesting ($)
Rachel L. Dillard	240,000	$90,000

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

Director Compensation

 The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2014 for services to us.

	Fees Earned	Stock Option	Restricted
	or Paid in	Awards	Stock Awards
Name	Cash($)	($)(1)	($)	Total ($)
James J. Cerna, Jr.	5,250	6,906	—	12,156
Kenneth T. Hern	8,250	10,777	—	19,027
Fred B. Zaziski	8,250	10,777	—	19,027
Ray Unruh	8,250	9,795	—	18,045
Eric Wold	8,250	11,756	—	20,006
Total:	$38,250	$50,011	$—	$88,261

(1)  Represents compensation expense incurred in 2014 for the 2013 stock option awards described below.  James J. Cerna’s 2013 stock award is not presented in the table below because he was an employee during 2013.

Name	Number of shares	Fair Value	2013 Stock Compensation Expense	Remainder of 2013 Fair Value included in 2014 Value of Stock Option Awards ($)
Kenneth T. Hern	55,000	$21,417	$18,237	$3,180
Fred B. Zaziski	55,000	21,417	18,237	3,180
Ray Unruh	50,000	19,470	16,581	2,889
Eric Wold	60,000	23,364	19,896	3,468
	220,000	$85,668	$72,951	$12,717

On September 9, 2014, our nonemployee directors were granted restricted stock option awards, vesting over one year, with half vesting at grant and half vesting on the first year anniversary of the grant, as follows:

Name	Number of shares	Fair Value	2014 Stock Compensation Expense
James J. Cerna, Jr.	50,000	$10,369	$6,906
Kenneth T. Hern	55,000	11,406	7,597
Fred B. Zaziski	55,000	11,406	7,597
Ray Unruh	50,000	10,369	6,906
Eric Wold	60,000	12,442	8,288
	270,000	$55,991	$37,294

These options expire September 9, 2019, and have an exercise price of $0.22 per share.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2015 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name and Address of Beneficial Owner 1	Amount and Nature of Beneficial Ownership 2		Percentage of Class 3

Randy M. Griffin	5,442,136	(4) (12)	9.6%
Ray L. Unruh	3,293,717	(5) (12)	5.8%
James J. Cerna, Jr.	3,232,333	(6)	5.7%
J. Clint Unruh	545,000	(7)	*
Rachel L. Dillard	530,000	(8)	*
Kenneth T. Hern	292,500	(9)	*
Fred B. Zaziski	242,500	(10)	*
Eric Wold	216,954	(11)	*

All directors and executive officers as a group (8 persons)	13,795,140	(12)	24,4%

David Moss	4,498,833	(13)	8.0%
David L. Freeman	3,393,533	(14)	6.0%

* Indicates beneficial ownership of less than 1%.

1
Unless otherwise noted, the mailing address of each beneficial owner is c/o Armada Oil, Inc., 5220 Spring Valley Road, Suite 615, Dallas, Texas 75254. Data is based on information furnished to us by the named officers and directors.

2
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes having or sharing voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2015, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

3	Percentages are based upon 56,605,473 shares of Common Stock issued and outstanding as of March 31, 2015.

4
Includes 694,296 shares owned by Amagosa Investments Ltd. (“Amagosa”) Mr. Griffin, as General Partner of Amagosa, has sole voting and investment control with respect to our shares held by Amagosa. Also includes 761,600 shares owned by Sycamore Resources, Inc. (“Sycamore”) Mr. Griffin, as the sole shareholder of Sycamore, has sole voting and investment control with respect to our shares held by Sycamore. Also includes an aggregate of 720,000 shares of common stock that may be purchased from Ray Unruh pursuant to option agreements dated December 17, 2012. Also includes 1,050,000 shares of our common stock issuable upon the exercise of options granted under our 2012 Incentive Plan. Does not include options to purchase 150,000 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

5
Includes 220,412 shares owned by Ray L. Unruh Profit Sharing Plan (the “Unruh Plan”), of which Mr. Unruh is a trustee and has voting and investment control with respect to our shares held by the Unruh Plan, 89,920 shares owned by Mr Unruh and his wife,  750,000 shares owned by Mr Unruh, and 2,158,385 shares owned by Unruh & Unruh Properties Ltd. Mr. Unruh, as President of the General Partner of Unruh & Unruh Properties Ltd. has voting and investment control with respect to our shares held by these entities. Includes the 720,000 shares owned by Ray Unruh that may be purchased by Randy Griffin pursuant to option agreements dated December 17, 2012.  Also includes options to purchase 75,000 shares of our common stock vested under our 2012 Incentive Plan. Does not include options to purchase 25,000 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

6
Includes 715,000 shares of our restricted common stock issuable upon the exercise of vested options granted under our 2012 Incentive Plan. Also includes Series D warrants to purchase 133,333 shares of our restricted common stock issued in conjunction with the Company’s 2012 unit private placement. Does not include options to purchase 25,000 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

7
Includes 90,000 shares of our restricted common stock issuable upon the exercise of options granted under our 2012 Incentive Plan.  Does not include options to purchase 50,000 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

8
Includes 290,000 shares of our restricted common stock issuable upon the exercise of vested options granted under our 2012 Incentive Plan. Does not include options to purchase 50,000 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

9
Includes 272,500 shares of our restricted common stock issuable upon the exercise of vested options granted under our 2012 Incentive. Does not include options to purchase 27,500 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

10
Includes 222,500 shares of our restricted common stock issuable upon the exercise of vested options granted under our 2012 Incentive Plan.  Does not include options to purchase 27,500 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

11
Includes 140,000 shares of our restricted common stock issuable upon the exercise of options granted under our 2012 Incentive Plan. Does not include options to purchase 30,000 shares of our restricted common stock issuable upon the exercise of options which will vest on September 9, 2015.

12
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

13
Includes Series D warrants to purchase 373,333 shares of our restricted common stock issued in conjunction with the Company’s 2012 unit private placement and 250,000 of 500,000 shares of our restricted common stock issued to Sundance Mountain, LLC, on January 22, 2015, an entity with which he is affiliated, in exchange for consulting services rendered to the Company.

14
Includes 1,388,592 shares owned by Freeman Energy LLC and 540,008 shares owned by H S Investments LLC. Mr. Freeman, as the sole Member of each of these entities has sole voting and investment control with respect to our shares held by such entities.

Equity Compensation Plan Information

On September 30, 2002, the stockholders of the Company approved its 2002 Incentive Stock Plan (the “2002 Plan”), which had 4,000,000 shares reserved for issuance thereunder. The 2002 Stock Plan expired in September 2012. In anticipation of its expiration, by way of Unanimous Written Consent dated April 27, 2012, the Board of Directors (the “Board”) approved the terms and provisions of the 2012 Long-Term Incentive Plan (“2012 Incentive Plan”). The 2012 Incentive Plan was approved by shareholders owning the majority of the Company’s shares of common stock and became effective on May 1, 2012, after which time no new equity awards may be made under the 2012 Incentive Plan.  The Company reserved 5,000,000 shares of common stock for issuance upon grant or exercise of awards by participants under the 2012 Incentive Plan.  These shares have not been registered with the SEC. The 2012 Incentive Plan provided shares available for restricted stock or options granted to employees, directors, and others. Stock options granted under the 2012 Incentive Plan generally vest over one to five years or as otherwise determined by the Board or committee of the Board.  Options to purchase shares of common stock expire no later than ten years after the date of grant.

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

Duration, Amendment and Termination

The Board has the power to amend, suspend or terminate the 2012 Incentive Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2012 Incentive Plan will terminate May 1, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below and in this Annual Report, there have been no transactions, since January 1, 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any of their respective immediate family members, has had or will have any direct or material indirect interest.

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

On September 19, 2011, Mesa entered into an employment agreement with Rachel L. Dillard, its Chief Financial Officer, which agreement was assumed by Armada upon the closing of the Mesa Acquisition.  The employment agreement, as amended, provides for an annual base salary of $134,400.  If Ms. Dillard’s employment is terminated without Cause, or if she resigns for Good Reason (as defined in her agreement), she will be entitled to any earned but unpaid base salary and unpaid pro rata annual bonus and continued coverage, at the Company’s expense, under all benefits plans in which she was a participant immediately prior to her last date of employment with the Company for a period of three months following such cessation of employment. The original term of the employment agreement was for a period of twelve months and it automatically renews for one year periods thereafter unless terminated pursuant to the agreement.  Any unvested equity compensation vests upon Ms. Dillard’s death or disability.  Under the employment agreement with Mesa, Ms. Dillard received restricted stock awards totaling 1,200,000 shares.   600,000 of those restricted shares were vested as of the date of the Mesa Acquisition and were exchanged for 240,000 shares of Armada common stock.  The remaining 600,000 shares under the Mesa restricted shares awards were converted in March 2013 to Mesa incentive stock options which were assumed by Armada upon the closing of the Mesa Acquisition.  Under this assumption, Ms. Dillard received options to purchase 240,000 shares of Armada common stock exercisable at a price of $0.33 per share and expiring on March 20, 2018.

While the Company does not have a written employment agreement with J. Clint Unruh, we have agreed to pay Mr. Unruh an annual salary of $126,000.

Option Grants

On September 9, 2014, we granted options to purchase our common stock to officers and directors as follows:

Grantee	Title	Number of Shares Underlying the Options Granted	Expiration	Exercise Price	Fair Value
Randy M. Griffin	Chairman and CEO	300,000	9/9/2019	$0.22	$0.21
Rachel L. Dillard	Chief Financial Officer	100,000	9/9/2019	$0.22	$0.21
J. Clint Unruh	Chief Operating Officer	100,000	9/9/2019	$0.22	$0.21
James J. Cerna, Jr.	Director	50,000	9/9/2019	$0.22	$0.21
Kenneth T. Hern	Director	55,000	9/9/2019	$0.22	$0.21
Fred B. Zaziski	Director	55,000	9/9/2019	$0.22	$0.21
Ray Unruh	Director	50,000	9/9/2019	$0.22	$0.21
Eric Wold	Director	60,000	9/9/2019	$0.22	$0.21

Half of the grants vested on the grant date, and the remaining half will vest on September 9, 2015.

Related Transactions

On October 1, 2014, the Company issued a $100,000 promissory note with an interest rate of 12% per annum to accrue until maturity to Sycamore Resources, Inc., an entity controlled by Randy M. Griffin. The note matures and is payable on December 15, 2015, together with accrued interest. The note was given in exchange for cash to pay the refundable earnest money deposit on a contemplated acquisition under a Purchase and Sale Agreement with Tabbs Bay Energy, LP (“Tabbs Bay Acquisition”) which was terminated on December 11, 2014, due to falling commodity prices combined with high operating costs of the properties that were the subject of the Tabbs Bay Acquisition.

Director Independence

Our Board of Directors has considered the independence of its directors in reference to the definition of “independent director” established by the NASDAQ Marketplace Rule 5605(a)(2). In doing so, the Board has reviewed all commercial and other relationships of each director in making its determination as to the independence of its directors. After such review, the Board has determined that each of Messrs. Wold, Hern, and Zaziski qualifies as independent under the requirements of the NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2014 and 2013 are set forth in the table below:

Fee Category	2014	2013
Audit fees (1)	$173,000	$200,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$173,000	$200,000

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

Our audit committee selected GBH CPAs, PC as our independent registered public accounting firm for purposes of auditing our financial statements for the year ended December 31, 2014. In accordance with Board’s practice, GBH CPAs, PC was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	SEC Report Reference No.	Description
2.1	2.1	Asset Purchase Agreement and Plan of Reorganization, dated as of November 14, 2012, among Armada Oil, Inc., Mesa Energy Holdings, Inc., and Mesa Energy Inc. (included as Appendix A) (1)

2.2	2.2	Amendment No. 1 to the Asset Purchase Agreement & Plan of Reorganization, dated as of February 19, 2013, among Armada Oil, Inc., Mesa Energy Holdings, Inc. & Mesa Energy, Inc. (2)

2.3	2.2	Agreement and Plan of Merger and Reorganization, dated as of August 31, 2009, by and among Mesa Energy Holdings, Inc., Mesa Energy Acquisition Corp. and Mesa Energy, Inc. (3)

3.1	3.1	Armada Oil, Inc., Articles of Incorporation. (3)

3.2	3.1	Armada Oil, Inc., Articles of Incorporation, as amended. (3)

3.3	3.3	Armada Oil, Inc., Articles of Incorporation, as amended. (3)

3.4	3.1	Amended and Restated By-Laws of Armada Oil, Inc. (4)

4.1	4.5	Form of Series A Common Stock Purchase Warrant (3)

4.2	4.6	Form of Series B Common Stock Purchase Warrant (3)

4.3	4.7	Form of Series C Common Stock Purchase Warrant (3)

4.4	4.1	Form of Armada Oil, Inc. Series A Senior Unsecured 9.625% Note (5)

4.5	4.2	Form of Series D Common Stock Purchase Warrant (5)

4.6	10.2	Form of revised Series D Warrant of Armada Oil, Inc.(6)

4.7	10.5	Form of Amendment to Series D Common Stock Purchase Warrant (16)

4.8	4.1	Term Promissory Note dated March 5, 2015 (18)

10.1	10.1	Voting Agreement, dated as of November 14, 2012, among Armada Oil, Inc. and the signatories thereto (included as Appendix C)(1)

10.2	10.2	Assignment and Assumption Agreement dated as of March 28, 2013, between Mesa Energy Holdings, Inc., and Mesa Energy Inc. (14)

10.3	10.10	Spring Valley Center Office Lease, dated June 1, 2007, between Spring Valley Center, LLP and Mesa Energy, Inc. (3)

10.4	10.11	First Modification to Office Lease, dated February 28, 2012, between Spring Valley Center, LLP and Mesa Energy, Inc. (3)

10.5	10.21	Letter Agreement, dated March 17, 2009, between Mesa Energy, Inc. and Robert Thomasson (3)

10.6	10.22	Purchase and Sale Agreement, dated June 17, 2009, between Hydrocarbon Generation, Inc. and Sycamore Resources, Inc. (3)

10.7	10.23	Assignment of Purchase and Sale Agreement, dated as of August 25, 2009, from Sycamore Resources, Inc. to Mesa Energy, Inc. (3)

10.8	10.17	Membership Interest Purchase Agreement, dated as of June 1, 2011, by and among Mesa Energy Holdings, Inc., Mesa Energy, Inc., Tchefuncte Natural Resources, LLC and its Members (3)

10.9	10.18	Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard (3)

10.10	10.19	Amendment dated October 17, 2011 Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard (3)

10.11	10.20	Amendment dated October 1, 2012, to Employment Services Agreement dated September 19, 2011, between Mesa Energy Holdings, Inc. and Rachel L. Dillard (3)

10.12	10.22	Loan Agreement, dated July 22, 2011, by and among Mesa Energy, Inc., Mesa Energy Holdings, Inc., TNR Natural Resources, LLC, Mesa Gulf Coast, LL C and The F&M Bank & Trust Company (3)

10.13	10.23	Security Agreement dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of F&M Bank & Trust Company (3)

10.14	10.24	Mortgage, Collateral Assignment, Security Agreement and Financing Statement, dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of F&M Bank & Trust Company (3)

10.15	10.25	Pledge and Security Agreement dated July 22, 2011 by Mesa Energy, Inc. for the benefit of F&M Bank & Trust Company (3)

10.16	10.26	Unlimited Guaranty dated July 22, 2011, by Mesa Energy Holdings, Inc. for the benefit of F&M Bank & Trust Company (3)

10.17	10.27	Unlimited Guaranty dated July 22, 2011, by Mesa Gulf Coast, LLC for the benefit of F&M Bank & Trust Company (3)

10.18	10.28	Unlimited Guaranty dated July 22, 2011, by Tchefuncte Natural Resources, LLC for the benefit of F&M Bank & Trust Company (3)

10.19	10.33	Purchase and Option Agreement between TR Energy, Inc. and Armada Oil, Inc., dated February 7, 2012 (3)

10.20	10.34	Share Exchange Agreement dated March 21, 2012, between NDB Energy, Inc., Armada Oil, Inc. and the Armada Stockholders (3)

10.21	10.37	Amendment and Extension to the Purchase and Option Agreement dated February 7, 2012, between TR Energy, Inc. and Armada Oil, Inc. (3)

10.22	10.38	Seismic and Farmout Option Contract between Anadarko E&P Company LP, Anadarko Land Corp. and Armada Oil, Inc., dated October 22, 2012 (3)

10.23	10.40	Amendment and Extension to the Purchase and Option Agreement dated February 7, 2012, between TR Energy, Inc. and Armada Oil, Inc., dated January 10, 2013 (7)

10.24	10.41	Amendment and Extension to the Purchase and Option Agreement dated February 7, 2012, between TR Energy, Inc. and Armada Oil, Inc. dated March 5, 20 (8)

10.25	10.1	Form of Securities Purchase Agreement between Armada Oil, Inc. and certain investors (5)

10.26	10.2	Form of Armada Oil, Inc. Nonstatutory Stock Option Agreement (5)

10.27	10.2	Form of Unlimited Guarantee dated March 28, 2013 by Armada Oil, Inc. for the benefit of F&M Bank & Trust Company, for itself and as Collateral Agent (3)

10.28	10.1	Executive Employment Agreement dated as of April 1, 2013, between Armada Oil, Inc., and Randy M. Griffin (9)

10.29	10.2	Executive Employment Agreement dated as of April 1, 2013, between Armada Oil, Inc., and James J. Cerna, Jr. (9)

10.30	10.3	Form of Stock Option Agreement with directors and executive officers under the Company’s 2012 Long-Term Incentive Plan (9)

10.31	10.1	Form of Offering Modification Agreement between Armada Oil, Inc. and purchasers of the 2012 Units (6)

10.32	10.1	Third Amendment to the Seismic and Farmout Option Contract between the Registrant and Anadarko E&P Onshore LLC (10)

10.33	10.1	Second Amendment to Loan Agreement dated October 1, 2013 by and among the Registrant, Mesa Energy, Inc., TNR Natural Resources, LLC, Mesa Gulf Coast, LLC and The F&M Bank & Trust Company (11)

10.34	10.2	Agreement to sell properties in Young County, Texas dated October 1, 2013 by and between the Registrant and Energy Management Resources, LLC (11)

10.35	10.1	Unit Purchase Agreement, dated as of December 20, 2013, among TNR Holdings LLC, Mesa Energy, Inc., the Company and Gulfstar Resources LLC (12)

10.36	10.2	Amended and Restated Limited Liability Company Agreement of TNR Holdings LLC, dated as of December 20, 2013, between Mesa Energy, Inc., and Gulfstar Resources LLC (12)

10.37	10.3	Consulting Services Agreement, dated as of December 20, 2013, between Coral Reef Capital LLC and TNR Holdings LLC (12)

10.38	10.4	Transition Services Agreement, dated as of December 20, 2013, between Mesa Energy, Inc., and TNR Holdings LLC (12)

10.39	10.5	Fourth Amendment to Loan Agreement between Mesa Energy, Inc., and The F&M Bank & Trust Company (12)

10.40	10.6	Unlimited Guaranty dated December 19, 2013, by TNR Holdings, LLC, for the benefit of The F&M Bank & Trust Company (12)

10.41	10.1	Agreement for Purchase and Sale dated as of March 13, 2014, by and between Piqua Petro, Inc., and Armada Midcontinent, LLC, or its assigns (13)

10.42	10.1	Amendment dated as of April 10, 2014, to Unit Purchase Agreement dated December 20, 2013, by and among TNR Holdings LLC, Mesa Energy, Inc., Armada Oil, Inc., and Gulfstar Resources LLC (15)

10.43	10.2	Amended and Restated Transition Services Agreement dated as of April 10, 2014, between Mesa Energy, Inc., and TNR Holdings LLC (15)

10.44	10.3
Fifth Amendment dated April 10, 2014, to Loan Agreement dated July 22, 2011, originally among Mesa Energy, Inc., Mesa Energy Holdings, Inc., Tchefuncte Natural Resources, LLC, Mesa Gulf Coast, LLC, and Prosperity Bank, successor by merger to The F&M Bank & Trust Company, as previously amended (15)

10.45	10.4
First Amendment to Mortgage, Collateral Assignment, Security Agreement and Financing Statement, dated July 22, 2011 by TNR Natural Resources, LLC for the benefit of Prosperity Bank, successor by merger to The F&M Bank & Trust Company (15)

10.46	10.5	Mortgage and Security Agreement dated April 10, 2014, by Armada Midcontinent, LLC, for the benefit of Prosperity Bank, successor by merger to The F&M Bank & Trust Company (15)

10.47	10.6	Unlimited Guaranty dated April 10, 2014 by Armada Midcontinent, LLC, for the benefit of Prosperity Bank, successor by merger to The F&M Bank & Trust Company (15)

10.48	10.1	Unit Purchase and Redemption Agreement, dated May 16, 2014 (16)

10.49	10.2	Amendment to Amended and Restated Limited Liability Company Agreement, dated May 16, 2014 (16)

10.50	10.3	Form of Amendment No. 1 to Securities Purchase Agreement (16)

10.51	10.4	Form of Amendment to 9.625% Senior Unsecured Promissory Note (16)

10.52	10.5	Form of Amendment to Series D Common Stock Purchase Warrant (16)

10.53	10.14	Purchase and Sale Agreement dated October 16, 2014 by and between the Registrant and Tabbs Bay Energy, LP (17)

10.54	10.1	Seventh Amendment to Loan Agreement dated March 5, 2015 (18)

10.55	10.2	First Amendment to Mortgage and Security Agreement dated March 5, 2015 (18)

14.1	14.1	Code of Business Conduct and Ethics (2)

16.1	16.1	Letter regarding change in certifying accountants dated October 15, 2012 (2)

21	*	List of Subsidiaries

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	*	Letter from KLH Consulting to Armada Oil, Inc. dated February 4, 2015, relating to its reserves estimates dated as of January 1, 2015

101 INS	XBRL Instance Document***

101 SCH	XBRL Schema Document***

101 CAL	XBRL Calculation Linkbase Document***

101 DEF	XBRL Definition Linkbase Document***

101 LAB	XBRL Labels Linkbase Document***

101 PRE	XBRL Presentation Linkbase Document***
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

(9) Filed with the SEC on April 25, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April 19, 2013, which exhibit is incorporated herein by reference

(10) Filed with the SEC on November 6, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated October 31, 2013, which exhibit is incorporated herein by reference

(11) Filed with the SEC on November 14, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q, for the period ended September 30, 2013, which exhibit is incorporated herein by reference

(12) Filed with the SEC on December 27, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated December 20, 2013, which exhibit is incorporated herein by reference

(13) Filed with the SEC on March 20, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated March 14, 2014, which exhibit is incorporated herein by reference

(14) Filed with the SEC on March 31, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2013, which exhibit is incorporated herein by reference

(15) Filed with the SEC on April 16, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated April 10, 2014, which exhibit is incorporated herein by reference

(16) Filed with the SEC on May 22, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated May 16, 2014, which exhibit is incorporated herein by reference

(17) Filed with the SEC on November 13, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-K, for the fiscal quarter ended September 30, 2014, which exhibit is incorporated herein by reference

(18) Filed with the SEC on March 10, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, dated March 5, 2015, which exhibit is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA OIL, INC.

Dated: March 31, 2015	By:	/s/ RANDY M. GRIFFIN
Randy M. Griffin, Chief Executive Officer

Dated: March 31, 2015	By:	/s/ RACHEL L. DILLARD
Rachel L. Dillard, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RANDY M. GRIFFIN	Chairman of the Board and Chief Executive
Randy M. Griffin	Officer (principal executive officer)	March 31, 2015

/s/ JAMES J. CERNA, JR.	Director
James J. Cerna, Jr.		March 31, 2015

/s/ RAY L. UNRUH	Director
Ray L. Unruh		March 31, 2015

/s/ KENNETH T. HERN	Director
Kenneth T. Hern		March 31, 2015

/s/ FRED B. ZAZISKI	Director
Fred B. Zaziski		March 31, 2015

/s/ ERIC WOLD	Director
Eric Wold		March 31, 2015

ARMADA OIL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Armada Oil, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Armada Oil, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Armada Oil, Inc. as of December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Armada Oil, Inc. will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Armada Oil, Inc. has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2015

ARMADA OIL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$406,306	$7,095,972
Accounts receivable – oil and gas	84,129	1,524,623
Accounts receivable – other	100,339	32,538
Deferred financing costs, net – current	33,732	13,162
Deferred tax assets – current	—	100,606
Prepaid expenses	61,345	202,280
TOTAL CURRENT ASSETS	685,851	8,969,181

Oil and gas properties, successful efforts accounting:
Properties subject to amortization, net	6,335,092	7,692,703
Properties not subject to amortization, net	13,927,669	10,653,825
Support facilities and equipment, net	96,109	2,417,898
Land	38,345	38,345
Net oil and gas properties	20,397,215	20,802,771

Property and equipment, net	125,476	242,676
Deferred tax asset – noncurrent	—	5,502,988
Deposits on asset retirement obligations	40,000	585,973
Production payment receivable	—	131,250
Other assets	75,098	55,598

TOTAL ASSETS	$21,323,640	$36,290,437

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable – trade	$2,068,395	$1,362,867
Revenue payable	3,107	418,213
Accrued expenses	451,902	444,972
Accrued expenses – related parties	52	70
Stock payable	43,065	—
Notes payable, net – current	4,000,313	8,767,392
Notes payable – related parties, net – current	200,000	102,158
Derivative liability, commodity contracts – current	—	173,806
Other current liabilities	66,669	10,000
TOTAL CURRENT LIABILITIES	6,833,503	11,279,478

Derivative liability – commodity contracts – noncurrent	—	53,289
Deferred tax liability – noncurrent	—	3,703,553
Asset retirement obligations	463,814	3,161,810
TOTAL LIABILITIES	7,297,317	18,198,130

Commitments and contingencies

Equity:
Preferred stock, par value $0.01, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 100,000,000 shares authorized, 56,105,473 and 56,030,473 shares issued and outstanding, respectively	56,105	56,030
Additional paid-in capital	16,356,838	16,108,722
Accumulated deficit	(2,386,620)	(4,038,633)
Total equity attributable to Armada Oil, Inc.	14,026,323	12,126,119
Noncontrolling interest	—	5,966,188
TOTAL EQUITY	14,026,323	18,092,307

TOTAL LIABILITIES AND EQUITY	$21,323,640	$36,290,437

See accompanying notes to consolidated financial statements.

ARMADA OIL, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues	$4,450,827	$12,436,210

Operating expense:
Lease operating expense	2,160,644	7,470,967
Environmental remediation expense	252,135	—
Exploration expense	232,012	284,275
Dry hole expense	—	2,591,770
Depletion, depreciation, amortization, accretion and impairment expense	1,047,229	1,231,340
Loss on sale of oil and gas properties	539,248	86,116
Gain on settlement of asset retirement obligations	—	(3,428)
General and administrative expense	2,868,891	4,469,260
Impairment of goodwill	—	8,536,758
Total operating expense	7,100,159	24,667,058

Loss from operations	(2,649,332)	(12,230,848)

Other income (expense):
Interest income	151	4,412
Interest expense	(701,435)	(822,335)
Realized gain (loss) on commodity contracts	(165,511)	216,100
Loss on change in derivative value – commodity contracts	(167,673)	(251,876)
Loss on modification of offering	—	(65,749)
Gain on sale of subsidiaries	7,395,119	—
Other income	152,168	14,391
Total other income (expense)	6,512,819	(905,057)

Net income (loss) before taxes	3,863,487	(13,135,905)
Income tax benefit (expense)	(2,315,219)	1,766,140
Net income (loss)	1,548,268	(11,369,765)
Net loss attributable to noncontrolling interest	(103,745)	—
Net income (loss) attributable to Armada Oil, Inc.	$1,652,013	$(11,369,765)

Net income (loss) per common share:
Basic	$0.03	$(0.22)
Diluted	$0.03	$(0.22)

Weighted average number of common shares outstanding:
Basic	56,061,911	50,751,878
Diluted	56,061,911	50,751,878

See accompanying notes to consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Retained
			Paid-In	Earnings	Noncontrolling
	Shares	Par	Capital	(Deficit)	Interest	Total

Balances at December 31, 2012	84,330,477	$8,433	$829,273	$7,331,132	$—	$8,168,838

Common stock issued for Armada acquisition	21,094,633	21,095	14,035,247	—	—	14,056,342
Acquisition adjustment – shares	(50,598,286)	(50,598)	50,598	—	—	—
Acquisition adjustment – par value		75,897	(75,897)	—	—	—

Share-based compensation	183,000	183	737,639	—	—	737,822

Shares issued for stock payable	380,651	380	324,620	—	—	325,000

Issuance of common stock for modification of debt offering	639,998	640	65,109	—	—	65,749

Issuance of warrants as debt discount with debt offering	—	—	142,133	—	—	142,133

Issuance of equity in subsidiary to settle note payable	—	—	—	—	600,000	600,000

Sale of noncontrolling interest in TNR Holdings, LLC	—	—	—	—	5,366,188	5,366,188

Net loss	—	—	—	(11,369,765)	—	(11,369,765)

Balances at December 31, 2013	56,030,473	56,030	16,108,722	(4,038,633)	5,966,188	18,092,307

Share-based compensation	75,000	75	162,887	—	—	162,962

Deferred financing cost	—	—	85,229	—	—	85,229

Sale of noncontrolling interest in TNR Holdings, LLC	—	—	—	—	(5,862,443)	(5,862,443)

Net income (loss)	—	—	—	1,652,013	(103,745)	1,548,268

Balances at December 31, 2014	56,105,473	$56,105	$16,356,838	$(2,386,620)	$—	$14,026,323

See accompanying notes to consolidated financial statements.

ARMADA OIL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,548,268	$(11,369,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization, accretion and impairment	1,047,229	1,231,340
Impairment of goodwill	—	8,536,758
Dry hole expense	—	2,591,770
Deferred income tax (benefit) expense	2,315,219	(1,766,140)
Share-based compensation	206,027	737,822
Loss on sale of oil and gas properties	539,248	86,116
Gain on settlement of asset retirement obligations	—	(3,428)
Amortization of debt discount charged to interest expense	87,726	161,201
Amortization of deferred financing costs	64,659	56,292
Realized (gain) loss on derivative commodity contracts	165,511	(216,100)
Loss on change in derivative value – commodity contracts	167,673	251,876
Loss on offering modification	—	65,749
Gain on sale of controlling interest in subsidiary	(7,395,119)	—
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(267,025)	68,635
Accounts receivable – other	18,884	247,892
Prepaid expenses and other current assets	49,229	161,854
Accounts payable and accrued expenses	323,605	(387,206)
Accrued expenses – related parties	(18)	(54,770)
Revenue payable	(84,622)	83,780
Other current liabilities	189,228	—
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,024,278)	483,676

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition and development of oil and gas properties	(9,146,878)	(2,689,064)
Cash received from sale of oil and gas properties	200,000	85,000
Cash paid for support facilities and equipment	(418,518)	(241,821)
Cash received from sale of support facilities and equipment	—	54,018
Cash proceeds from settlement of derivative commodity contracts	(165,511)	216,100
Cash received from sale of controlling interest in TNR Holdings, LLC, less cash in TNRH bank accounts of $4,628,993 as of April 1, 2014	1,790,580	—
Cash received from sale of cost basis investment, net	7,055,358	—
Cash paid for acquisition of Armada	—	(293,106)
Cash paid for property and equipment	—	(10,163)
Cash received for refund of deposit on asset retirement obligation	—	23,448
Cash paid for deposit	(20,000)	—
CASH USED IN INVESTING ACTIVITIES	(704,969)	(2,855,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on notes payable	100,000	786,271
Proceeds from borrowings on notes payable – related parties	100,000	135,000
Principal payments on notes payable	(5,027,860)	(2,583,224)
Installment payments on financed liabilities	(132,559)	(121,000)
Cash received from sale of noncontrolling interest in subsidiary, net of placement costs	—	5,366,188
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,960,419)	3,583,235

NET CHANGE IN CASH	(6,689,666)	1,211,323
CASH AT BEGINNING OF YEAR	7,095,972	5,884,649
CASH AT END OF YEAR	$406,306	$7,095,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Cash paid for interest	$557,114	$695,288
Cash paid for income taxes	$—	$75,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Financed prepaid assets	$97,143	$214,980
Software purchased with installment payments	$—	$40,000
Deferred financing cost incurred in extending maturity debt by issuance of warrants	$85,229	$—
Deposit reclassified to accounts receivable other	$100,000	$—
Oil and gas property sold for production payment receivable	$—	$131,250
Cost method investment recorded as a result of selling member interest in subsidiary	$9,830,895	$—
Change in accrued oil and gas development costs	$2,020,726	$(65,692)
Note payable issued to settle account payable	$—	$1,384,139
Issuance of equity in subsidiary to settle note payable	$—	$600,000
Common stock issued in satisfaction of stock payable	$—	$325,000
Debt discount related to warrants issued in conjunction with notes payable and notes payable – related parties	$—	$142,133
Change in asset retirement obligations	$(2,756,772)	$(559,227)
Common stock issued and options and warrants assumed for Armada acquisition	$—	$14,056,342

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

The consolidated balance sheets contained in this Annual Report include the accounts of the Company, and its wholly-owned subsidiaries, Armada Oil and Gas, Inc. (“AOG”), Armada Operating, LLC (“AOP”), Mesa Energy, Inc. (“MEI”), Mesa Midcontinent LLC (“MMC”),  and Armada Midcontinent, LLC (“AMC”), formerly known as MMC Resources, LLC.  Consolidated statements of operations and cash flows include those of the Company, AOG, AOP, MEI, MMC, and AMC for the year ended December 31, 2014, as well as those of TNR Holdings, LLC (“TNRH”) and its wholly owned subsidiaries, Tchefuncte Natural Resources, LLC (“TNR”) and Mesa Gulf Coast, LLC (“MGC”) for the three months ended March 31, 2014.

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

The Company’s oil and gas operations are conducted by its wholly owned subsidiaries.  MMC is a qualified operator in the state of Oklahoma. MEI is a qualified operator in the State of New York and operates the Java Field.  AOP is a qualified operator in Kansas, Wyoming, and Texas.

The Company’s operating entities have historically employed, and will continue in the future to employ, on an as-needed basis, the services of drilling contractors, other drilling related vendors, field service companies and professional petroleum engineers, geologists, and landmen as required in connection with future drilling and production operations.

On December 16, 2013, MEI formed TNRH, a Delaware limited liability company as a wholly owned subsidiary, and contributed its member’s capital in TNR and MGC to TNRH.  On December 20, 2013, the Company entered into a Unit Purchase Agreement with Gulfstar Resources, LLC, (“Gulfstar”) pursuant to which Gulfstar contributed $6,250,000 of capital in exchange for 6,250 Class A Units of TNRH membership interest at a price of $1,000 per Class A Unit, representing a 34.375% membership interest in TNRH (“Tranche A”), reducing the Company’s interest in TNRH to 65.625%.  In April 2014, Gulfstar purchased 11,873 Class A Units of TNRH at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate with net cash received of $6,419,573), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.299% (“Tranche B”) and reducing the Company’s interest to 39.7%.  As result of this purchase, Gulfstar gained control of TNRH.  Our financial statements starting from April 1, 2014, no longer consolidated TNRH and its wholly owned subsidiaries, TNR and MGC, but accounted for its investment in TNRH by the cost method. The financial statements of TNRH and its wholly owned subsidiaries, TNR and MGC, were deconsolidated from the financial statements of the Company effective April 1, 2014, because the Company lost its ability to impose significant influence on TNHR, and control of operations and assets of TNRH were restricted by rights of the then non-controlling member as of April 1, 2014.  On May 16, 2014 and June 16, 2014, the Company sold an additional 1,400 and 2,380 units at $564.31 per unit, respectively, to Gulfstar for $790,034 and $1,343,058, respectively, for an aggregate of $2,133,092 (“Tranche D”).  Net cash received was $2,042,856.  The Company’s interest in TNRH was reduced to 27.124% as a result of the Tranche D sale.  On November 26, 2014, the Company sold its remaining 8,152 Membership Units to Gulfstar for $614.88 per Unit for net cash received of $5,012,502.Basis of Presentation and Principles of Consolidation

The consolidated financial statements herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and those of its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013:

Fair Value Measurement at
	Carrying Value	December 31, 2014
		Level 1	Level 2	Level 3

Derivative assets, commodity contracts	$—	$—	$—	$—
Derivative liabilities, commodity contracts	—	—	—	—

Fair Value Measurement at
	Carrying Value	December 31, 2013
		Level 1	Level 2	Level 3

Derivative assets, commodity contracts	$—	$—	$—	$—
Derivative liabilities, commodity contracts	(227,095)	—	(227,095)	—

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

Earnings (Loss) Per Common Share

The Company’s earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities, if any, that could share in the earnings (loss) of the Company and are calculated by dividing net income by the diluted weighted average number of common shares. The diluted weighted average number of common shares is computed using the treasury stock method for common stock that may be issued for outstanding stock options and convertible debt.

	December 31,
	2014	2013
Numerator:
Net income (loss) available to stockholders	$1,652,013	$(11,369,765)
Basic net income allocable to participating securities (1)	—	—
Income (loss) available to Armada Oil, Inc.'s stockholders	$1,652,013	$(11,369,765)

Denominator:
Weighted average number of common shares outstanding-Basic	56,061,911	50,751,878
Effect of dilutive securities (2) :
Options and warrants	—	—
Weighted average number of common shares outstanding-Diluted	56,061,911	50,751,878

Net income (loss) per share:
Basic	$0.03	$(0.22)
Diluted	$0.03	$(0.22)

(1)
Restricted share awards that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in computing earnings using the two-class method. Participating securities, however, do not participate in undistributed net losses.

(2)
For the year ended December 31, 2014, “out of the money” stock options representing 3,602,000 shares and warrants representing 7,953,333 shares were antidilutive and, therefore, excluded from the diluted share calculation. For the year ended December 31, 2013, “out of the money” stock options representing 2,802,000 shares and warrants representing 7,553,333 shares were antidilutive and, therefore, excluded from the diluted share calculation.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  The Company has incurred recurring losses from operations through December 31, 2014, has a working capital deficit at December 31, 2014 of $6,147,652 and has limited sources of revenue.  These conditions have raised substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Assets acquired:
Cash	$31,894
Prepaid assets	33,061
Other current assets	50,000
Total current assets	114,955

Oil and gas properties, subject to amortization	514,249
Oil and gas properties, not subject to amortization	9,948,551
Total assets acquired	10,577,755

Liabilities assumed:
Accounts payable and accrued liabilities	2,471,665
Note payable, net of discount of 103,001	197,197
Deferred tax liability	1,999,046
Asset retirement obligations	65,263
Total liabilities assumed	4,733,171

Net assets acquired	5,844,584
Goodwill	8,536,758
Consideration paid – cash and equity instruments at fair value	$14,381,342

Pro forma results of operations for the year ended December 31, 2013, as though this acquisition had taken place at the beginning of the period, is as follows. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the entire period presented.

Year Ended December 31, 2013

Revenues	$12,485,258
Net loss	$(12,201,632)
Loss per common share – basic and diluted	$(0.24)
Weighted average common shares outstanding - basic and diluted	50,751,878

NOTE 4 – ACQUISITION AND DIVESTITURE

Sale of Additional Class A Units in TNR Holdings, LLC, to Gulfstar Resources, LLC (“Gulfstar”)

On December 16, 2013, MEI formed TNRH, a Delaware limited liability company as a wholly owned subsidiary, and contributed its member’s capital in TNR and MGC to TNRH.  On December 20, 2013, the Company entered into a Unit Purchase Agreement with, Gulfstar pursuant to which Gulfstar contributed $6,250,000 of capital in exchange for 6,250 Class A Units of TNRH membership interest at a price of $1,000 per Class A Unit, representing a 34.375% membership interest in TNRH (“Tranche A”), reducing the Company’s interest in TNRH to 65.625%.

In April 2014,  Gulfstar purchased 11,873 Class A Units of TNRH at a price of $564.31 per Class A Unit ($6,700,053 in the aggregate with net cash received of $6,419,573), representing an additional 25.925% membership interest in TNRH by Gulfstar increasing Gulfstar’s aggregate member interest in TNRH to 60.299% (“Tranche B”).  As result of this purchase, Gulfstar gained control of TNRH.  Our financial statements starting from April 1, 2014, no longer consolidated TNRH and its wholly owned subsidiaries, TNR and MGC, but accounted for our ownership interest in TNRH as a cost method investment in accordance with ASC Topic 810, Consolidation (“ASC 810”). The financial statements of TNRH and its wholly owned subsidiaries, TNR and MGC, were deconsolidated from the consolidated financial statements of the Company effective April 1, 2014, because the Company lost its ability to impose significant influence, and control of operations and assets of TNRH were restricted by rights of the then non-controlling member as of April 1, 2014, see NOTE 1.  Net funds received by the Company upon deconsolidation of TNRH were $1,790,580 (Tranche B proceeds noted above less cash balances held by TNRH as of March 31, 2014). The funds received from the closing of Tranche B were primarily used to purchase the Kansas properties as discussed below.

As a result of the deconsolidation of the TNRH financial statements, the consolidated balance sheets as of December 31, 2014, reflect only the balances of the Company and its wholly owned subsidiaries and do not include those of TNRH and its subsidiaries.  The consolidated statement of operations contains the results of operations of the Company for the year ended December 31, 2014, and of TNRH and its subsidiaries for the three months ended March 31, 2014.

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

On May 16, 2014 and June 16, 2014, the Company sold an additional 1,400 and 2,380 units at $564.31 per unit, respectively, to Gulfstar for $790,034 and $1,343,058, respectively, for an aggregate of $2,133,092 (“Tranche D”).  Net cash received was $2,042,856.  The Company’s interest in TNRH was reduced to 27.124%.

A gain of $10,170,656 was recognized on our sale of the controlling interest and deconsolidation of TNRH as follows:

Gain on deconsolidation of TNRH
Fair value of proceeds that resulted in loss of control	$6,419,573
Fair value of noncontrolling interest retained (cost method investment)	9,830,895
Carrying amount of noncontrolling interest in former subsidiary on the date the subsidiary was deconsolidated	5,862,443
Subtotal	22,112,911
Less carrying amount of TNRH’s net assets	(12,170,553)
Plus intercompany balances	228,298
Gain on deconsolidation of TNRH	$10,170,656

After the Tranche D funding, the Company had a cost method investment for its remaining 27.124% noncontrolling interest held in TNRH as follows:

Cost method investment
Fair value of noncontrolling interest retained the date TNRH is deconsolidated	$9,830,895
Less Tranche D net proceeds from sale units in TNRH	(2,042,856)
Cost method investment as of June 30, 2014	$7,788,039

During the third quarter of 2014, the Company sold its remaining interest in TNRH on November 26, 2014.  The Company received $5,012,502 in cash for its remaining cost method investment in TNRH comprising 8,152 Member Units at $614.88 per Unit.  The difference between the carrying value of the cost method investment and cash received was applied to the gain on deconsolidation of TNRH as follows:

Sale of cost method investment
Gain on deconsolidation of TNRH after Tranche B funding	$10,170,656
Cash received for remaining investment in TNRH	5,012,502
Cost method investment for interest in TNRH	(7,788,039)
Gain on sale of TNRH interest	$7,395,119

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

The Company had commodity derivative instruments with a single counterparty for which it determined the fair value using period-end closing oil and gas prices, interest rates and volatility factors for the periods under each contract.  As a result of the Company’s sale of the controlling interest in TNRH to Gulfstar, TNRH agreed in the Amendment to Unit Purchase Agreement dated April 10, 2014 to assume the hedging contracts between the Company and the counterparty.  Prosperity Bank, successor by merger to F&M Bank & Trust Company, agreed to the Company transferring and novating its interest in its hedges to TNRH in the Sixth Amendment to the Loan Agreement dated July 22, 2011, on May 30, 2014, see NOTE 7. As a result the Company has no assets or liabilities associated with commodity derivative instruments at December 31, 2014.

For the years ended December 31, 2014 and 2013, the Company recorded a realized loss of $165,511 and realized gain of $216,100, respectively, and unrealized losses of $167,673 and $251,876, respectively, on the statements of operations.

NOTE 6 – PROPERTY AND EQUIPMENT

Oil and Gas Properties

The Company’s oil and gas properties at December 31, 2014 and 2013 are located in the United States of America.

The carrying values of the Company’s oil and gas properties, net of depletion, depreciation, amortization, and impairment at December 31, 2014 and 2013 were:

	December 31,
Property	2014	2013

Bear Creek Prospect	$13,921,956	$9,957,839
Woodson County, Kansas	6,340,805	—
Lake Hermitage Field (1)	—	3,644,986
Valentine Field (1)	—	1,895,504
Larose Field (1)	—	1,112,275
Bay Batiste Field (1)	—	953,197
Turkey Creek Field	—	782,727
Total	$20,262,761	$18,346,528

(1)	Properties held by TNRH which was deconsolidated as of April 1, 2014, see Note 4.

Net oil and gas properties at December 31, 2014 and 2013 were as follows:

		Exploration			Depletion,
		and			Amortization
Year	Acquisition	Development	Dry Hole	Disposition	and
Incurred	Costs	Costs	Costs	of Assets	Impairment	Total

2012 and prior	$8,848,195	$7,360,855	$(466,066)	$(2,090,383)	$(3,810,942)	$9,841,659
2013	10,422,630	2,176,671	(2,591,770)	(346,152)	(1,156,510)	8,504,869
2014	6,708,324	4,832,756	—	(8,837,248)	(787,599)	1,916,233
Total	$25,979,149	$14,370,282	$(3,057,836)	$(11,273,783)	$(5,755,051)	$20,262,761

During the years ended December 31, 2014 and 2013, we incurred $232,012 and $284,275, respectively, of exploration expense which is included on our consolidated statements of operations.

During the year ended December 31, 2014, Gulfstar purchased the all of the Company’s interest in TNRH. The net book value of these properties, $8,229,277, was removed from the Company’s balance sheet. The remaining amount of disposals relates to the $570,425 of Turkey Creek Field assets sold, see below, and sale of $37,546 of leasehold interest in Grayson County, Texas.

The Company holds oil and gas leasehold interests in Kansas and New York as well as a Seismic and Farmout Option Contract in Wyoming.   The Company evaluates each of its properties upon completion of drilling and assessment of reserves to determine which, if any, are subject to impairment.

Turkey Creek Field – Garfield and Major Counties, Oklahoma

During the year ended December 31, 2014, the Company sold its undeveloped leasehold interest carried at $570,425 for $150,000, recognizing a loss of $420,425, and impaired $121,112 and $10,000 of undeveloped and developed leasehold costs, respectively, and $84,209 of intangible drilling costs associated with the Thomas Unit #5 well, reducing the Company’s investment in Oklahoma to $0.

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

Bear Creek Prospect – Carbon County, Wyoming

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

On November 2, 2012, Armada executed a Seismic and Farm Out Option Contract (the “Anadarko Contract”) whereby Anadarko E&P Onshore LLC (successor in interest to Anadarko E&P Company LP), and Anadarko Land Corp. (collectively “Anadarko”) agreed to execute a mineral permit granting the Company the nonexclusive right, until May 1, 2013, to conduct 3D survey operations on and across the contracted acreage in Carbon County, Wyoming.  The 3D survey was completed in a timely manner.  The Company subsequently drilled a test well on the contract acreage, as discussed below, but has not yet completed the well.  If and when the Company completes the well or a subsequent well capable of production and complies with all other terms of the Anadarko Contract, the Company will receive from Anadarko a lease, with an initial term of three (3) years, which provides for the Company to receive a 100 percent (100%) operated working interest in the section upon which the well was drilled.  Anadarko will retain a twenty percent (20%) royalty interest in future production.  The Company delivered the seismic data to Anadarko as required and is evaluating potential funding opportunities for completion of the test well and the drilling of subsequent wells.

On October 28, 2013, the Company and Anadarko entered into a Third Amendment to the Seismic and Farmout Option Contract dated October 22, 2012 which included the following changes to the original agreement, as amended:

Under the Third Amendment, the Company was:

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

During the year ended December 31, 2014, the Company drilled and cased the Bear Creek #1 well spending $3,973,654. Total vertical depth of this well is 8,921 feet (8,896 cased). Intangible and tangible completion costs are estimated to be an additional $457,381.  Total drilling and completion costs are estimated to be $4,251,035. This well is classified as an exploratory well whose costs are recorded in construction-in-progress and reported on our consolidated balance sheets in properties not subject to amortization at December 31, 2014.

As a result of the precipitous drop in oil prices, the completion of the Bear Creek # 1 and plans for the drilling of the first Continuous Option Test Well have been delayed.  In an effort to allow additional time for oil prices to improve, Anadarko has agreed to extend the required date for commencement of drilling of the first Continuous Option Test Well until December 31, 2015.  As of the date of this filing, the extension is being prepared by Anadarko’s legal department.

Grayson County, Texas, Acquisition of Leasehold Interest Held for Sale

During the year ended December 31, 2014, the Company acquired from a related party a two-year term assignment of an oil and gas lease on 250 acres in Grayson County, Texas, for the purpose of reselling this interest at a profit.  The Company paid $37,540 for this interest and sold it for $50,000, recognizing a gain of $12,460.

Young County, Texas

In June 2013, Armada formally took over operatorship of a lease in which it had, in July 2011, acquired a non-operated interest.  The leasehold includes approximately 120 acres of land and fourteen stripper wells. Shortly after we took over operatorship, the wells were shut in.  The Company recognized a $212,160 impairment of the leasehold, leaving a fair value of $150,000.

As of October 1, 2013, the Company sold its Young County, Texas, properties for $131,250, recognized a loss of $18,750 on the sale.  The Company exchanged the property for a temporary override in the production of the properties until the sale price has been received in full.  As of December 31, 2013, the purchaser has to develop the property and the Company has recorded a production payment receivable of $131,250. During the year ended December 31, 2014, we evaluated the production payment receivable, determined it uncollectible, and charged it to loss on sale of oil and gas properties.

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

As of December 31, 2014, a moratorium placed by the State of New York on high volume fracture stimulation remains in effect, as the New York General Assembly passed, on June 16, 2014, a new three year moratorium to allow for further study of hydraulic fracturing. Accordingly, we are unable to pursue development plans in New York for the time being. Unless the moratorium is removed and new permitting rules provide for the economic development of these properties, production on these properties will remain marginally economic.

Support Facilities and Equipment

The Company’s support facilities and equipment serve its oil and gas production activities. The following table summarizes these properties and equipment, together with their estimated useful lives:

		December 31,
	Years	2014	2013

Tank batteries	7 - 12	$44,000	$807,580
Production equipment	7	38,351	1,034,599
Production facilities	7	6,000	108,702
Field offices	20	—	150,000
Crew boat	7	—	172,413
Vehicles	7	17,748	—
Construction in progress (not depreciated)	N/A	—	43,696
Asset retirement cost	7	—	786,828
Subtotal		106,099	3,103,818
Accumulated depreciation		(9,990)	(685,920)
Total support facilities and equipment, net		$96,109	$2,417,898

During the year ended December 31, 2014, Gulfstar purchased the Company’s entire interest in TNRH, and the Company removed the assets of the subsidiaries comprising TNRH, TNR and MGC, from the Company’s balance sheet, see NOTE 4.

During the year ended December 31, 2013, the Company sold for $54,018 the land and building comprising the Lake Hermitage field office/camp which was seriously damaged by Hurricane Isaac in 2012. The net book value of the camp when sold was $119,467 ($109,467 – building, $10,000 – land), and a loss of $65,449 was incurred on the sale of the camp.

The Company recognized depreciation expense of $111,517 and $311,894 during the years ended December 31, 2014 and 2013, respectively.

Office Furniture, Equipment, and Other

		December 31,
	Years	2014	2013

Office equipment, computer equipment, purchased software, and leasehold improvements	3	$220,301	$251,912
Furniture and fixtures	10	37,570	55,569
Subtotal		257,871	307,481
Accumulated depreciation		(132,395)	(64,805)
Total property and equipment, net		$125,476	$242,676

During the year ended December 31, 2014, Gulfstar purchased the Company’s entire interest in TNRH, and the Company removed the assets of the subsidiaries comprising TNRH, TNR and MGC, from the Company’s balance sheet, see NOTE 4.

During the years ended December 31, 2014 and 2013, respectively, the Company recognized depreciation expense of $89,337 and $49,114 during the years ended December 31, 2014 and 2013, respectively.

Support facilities and equipment, office equipment, computer equipment, purchased software, office furniture and fixtures, and leasehold improvements are depreciated using the straight line method over their estimated useful lives.

NOTE 7 – DEBT

The Company’s notes payable consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013

Credit Facility	$3,472,693	$8,222,693
Notes issued pursuant to private placement of securities	500,000	655,000
Less: debt discount on private placement notes	—	(87,725)
Other term notes	227,620	79,582
Notes payable outstanding	4,200,313	8,869,550
Less: current maturities	(4,200,313)	(8,869,550)
Notes payable – noncurrent	$—	$—

Credit Facility and Notes Payable

On July 22, 2011, the Company entered into a $25 million senior secured revolving line of credit (“Credit Facility") with Prosperity Bank (formerly F&M Bank and Trust Company) that, under its original terms, was to mature on July 22, 2013. The interest rate was the Prosperity Bank Base Rate plus 1% subject to a floor of 5.75%, payable monthly. During the year ended December 31, 2012, the maturity was extended to July 22, 2014. At December 31, 2014 and 2013, the interest rate was 5.75%. A 2.00% annual fee is applicable to letters of credit drawn under the Credit Facility.

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

Effective October 1, 2013, Prosperity Bank and the Company entered into the Second Amendment to the Loan Agreement dated July 22, 2011 as previously amended on September 21, 2012 (the “Amendment”).  The Amendment provided for the reduction of the Borrowing base by $675,000 to $12,700,000 from $13,375,000; reset monthly repayments of principal to $50,000 per month until the next scheduled redetermination to occur on or about April 1, 2014, and required that general and administrative expense not exceed 27% of revenue for any two consecutive quarters.  During the year ended December 31, 2014, the Company repaid $150,000 of principal on the credit facility.

On April 10, 2014, in contemplation of the sale of additional Class A Units in TNRH to Gulfstar and the acquisition of properties in Woodson County, Kansas, the Company entered into the Fifth Amendment to Loan Agreement and other associated documents with Prosperity Bank (“Lender”).  Terms of the amendment and associated documents include:

· Letters of credit issued by Lender originally for the account of TNR and subsequently amended for the account of MGC were excluded from the definition of “Letters of Credit” under the Loan Agreement (“Excluded LC’s), meaning that these letters of credit shall no longer constitute borrowings by MEI under the Loan Agreement.

· A First Amendment to the Security Agreement and a First Amendment to the Mortgage, Collateral Assignment, Security Agreement and Financing Statement  amending the original of those documents  dated July 22, 2011 (“Amended Security Agreement and Mortgage”) was entered into by which the properties and all associated collateral located in the Lake Hermitage Field thereafter secured only the obligations of MGC related to the Excluded LC’s, and the remaining properties and all associated collateral covered by the Amended Security Agreement and Mortgage continued to secure all secured obligations other than the Excluded LC’s.

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

•	AMC delivered to Lender a mortgage covering the Kansas properties and an Unlimited Guaranty.

•	The Borrowing Base was reset by Lender to $8.2 million and our obligation to make monthly principal reduction payments which, as of last redetermination were $50,000 per month, was eliminated.

•
The Borrowing Base would not be increased until such time as the Louisiana Mortgage and all associated security interests granted by TNR were released as security for the Loan and TNRH shall have been released from its obligations under the Restated Guaranty.

The Credit Facility required that 50% of the projected production from the acquired properties be hedged for 24 months at $100 per barrel or above. The Company entered into various commodity derivative contracts with a single counterparty.

On May 30, 2014, the Company entered into the Sixth Amendment to the Loan Agreement with Prosperity Bank by which the Termination Date was extended to September 22, 2014, and Lender consented to the Company’s transfer and novation of its interest in the hedges to TNRH.  As a result of the Company’s sale of the controlling interest in TNRH to Gulfstar, TNRH agreed in the Amendment to Unit Purchase Agreement dated April 10, 2014 to assume the hedging contracts between the Company and the counterparty.  Prosperity Bank agreed to the Company transferring and novating its interest in its hedges to TNRH in the Sixth Amendment to the Loan Agreement dated July 22, 2011, on May 30, 2014, see NOTE 5.

Effective July 22, 2014, the Company entered into an Amendment to the Revolving Promissory Note with Prosperity Bank by which the Maturity Date was extended from September 22, 2014, to November 22, 2014.

At inception of the Credit Facility, deferred financing costs of $102,877 were incurred.  For the years ended December 31, 2014 and 2013, $13,162 and $22,563, respectively, of amortized deferred financing costs had been recognized as interest expense.  At December 31, 2014, no deferred financing costs remained to be amortized.

The Credit Facility contains covenants with which the Company must maintain compliance, among which are certain ratios.  The Company determined that, at December 31, 2014, it was not in compliance with the percentage of general and administrative expense to revenues calculated at 164.48% although required under the Loan Agreement, as amended, to be less than or equal to 27%.  The Company was not in compliance with this covenant for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, as well.  The Company’s noncompliance with the percentage of general and administrative expense to revenues covenant for two consecutive quarters constitutes an event of default under the Loan Agreement.  The company was also in violation of its current ratio and interest covenant ratio at December 31, 2014, also constituting an event of default.  Upon an event of default, the entire principal amount of outstanding indebtedness under the Credit Facility, together with all accrued but unpaid interest thereon, shall, at the option of Prosperity Bank, be matured without further notice and become immediately due and payable.  As of March 5, 2015, Prosperity Bank waived all violations of financial covenants occurring on or before March 5, 2015.  See Note 13.

For the years ended December 31, 2014 and 2013, the Company recognized interest expense of $441,214 and $520,146, respectively, on the Credit Facility.

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

During the year ended December 31, 2014, one of the Notes in the amount of $25,000 attained maturity and was paid in full while three Notes totaling $105,000 were paid in full on April 10, 2014, prior to the maturity date of May 30, 2014.  $4,821 in interest expense was paid on these retired Notes.  On May 16, 2014, the maturity date of the three remaining Notes, including the $100,000 note subscribed by James J. Cerna, Jr., totaling $500,000, was extended from May 30, 2014, to May 30, 2015.  As consideration for this extension, the Company reduced the exercise price of the Series D Warrants held by the remaining holders of the Notes to $0.30 per share and issued an additional Series D Warrant (the “Additional Warrants”) to each of the remaining holders.  The Additional Warrants were issued for the purchase of up to the number of shares of common stock of the Company equal to 100% of the quotient of the amount of each of the remaining Notes divided by $1.00.  The Additional Warrants are exercisable at a purchase price of $0.30 per share for a period of five (5) years. Deferred financing cost of $8,280 resulted from the reduction of the exercise price, and $76,948 resulted from the issuance for the additional warrants.  At December 31, 2014, $33,732 of deferred financing costs remained to be amortized

During the years ended December 31, 2014 and 2013, the Company recognized interest expense of $52,162 and $47,656, respectively, on the face value of the notes, and amortization of the debt discount resulted in the recognition of $87,626 and $161,201, respectively, as interest expense.  During the year ended December 31, 2014, $51,496 of interest expense was recognized upon amortization of deferred financing costs associated with the change in exercise price and issuance of additional warrants.  Prior to the acquisition of Mesa on March 27, 2013, $198 of interest expense on the notes and $5,190 of debt discount amortization were recognized as interest expense, and were allocated to the purchase price of the Acquisition on March 28, 2013.  No debt discount remains unamortized at December 31, 2014.

Notes Payable – Sycamore Resources, Inc. and David J. Moss

During the year ended December 31, 2014, the Company issued two promissory notes, as follows:

Issued To	Origination Date	Maturity Date	Principal Amount	Interest Rate	Interest Expense Accrued through December 31, 2014

Sycamore Resources, Inc.	October 1, 2014	December 31, 2015	$100,000	12%	$3,025
David J. Moss	October 31, 2014	December 31, 2015	100,000	12%	1,940

Totals			$200,000		$4,965

Sycamore Resources, Inc. (“Sycamore”) is controlled by our President and Chief Executive Officer, Randy M. Griffin.  Interest is accrued monthly and payable upon maturity of the notes.

The note to Sycamore was given in exchange for cash to pay the refundable earnest money deposit on a contemplated acquisition under a Purchase and Sale Agreement with Tabbs Bay Energy, LP (“Tabbs Bay Acquisition”) which was terminated on December 11, 2014, due to falling commodity prices combined with high operating costs of the properties which were the subject of the Tabbs Bay Acquisition. The $100,000 refund owed to the Company is carried on our Consolidated Balance Sheets as an account receivable.

The note to David J. Moss was given in exchange for cash to fund the nonrefundable due diligence deposit with the lender with which we were working to fund the Tabbs Bay Acquisition.

Premium Financed Insurance Notes

On April 24, 2014 the Company entered into a premium financed note for general liability, auto and workers compensation insurance in the principal amount of $20,291 at an interest rate of 5.59%.  At December 31, 2014, the outstanding balance on this note was $4,134.  Interest expense incurred and paid on this note during the year ended December 31, 2014, was $495.

On July 21, 2014 the Company entered into a premium financed note for umbrella and well control insurance in the principal amount of $38,887 at an interest rate of 4.49%.  At December 31, 2014, the outstanding balance on this note was $19,625. Interest expense incurred and paid on this note during the year ended December 31, 2014 was $584.

As of December 31, 2013, the Company had two notes payable with outstanding balances of $65,254 related to auto and well control insurance and $10,372 related to boat insurance. During the year ended December 31, 2014, the Company repaid $10,372 related to the boat insurance note and $39,007 related to the auto and well control insurance note.  The remaining note balance of $26,247 relating to auto and well control insurance was assumed by TNRH on April 1, 2014.

Directors and Officers Liability Insurance Note

On March 29, 2014, the Company entered into a premium financed note for directors’ and officers’ liability insurance in the principal amount of $37,965 at an interest rate of 4.49%.  At December 31, 2014, the outstanding balance on this note was $3,861, and the company had incurred and paid $771 of interest expense.

As of December 31, 2013, the Company had a balance of $3,957 on a premium financed note for directors’ and officers’ liability insurance. This balance was paid in full during the year ended December 31, 2014.

Debt Maturities

At December 31, 2014, the Company had no long-term debt, and all maturities are current.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The following table provides a reconciliation of the changes in the estimated present value of asset retirement obligations for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31,
	2014	2013

Beginning asset retirement obligations	$3,161,810	$3,507,798
Deconsolidation of TNRH	(3,106,376)	—
Obligations assumed from acquisition (1)	349,604	65,263
Revaluation of asset retirement obligations (2)	—	(468,519)
Accretion expense	58,776	172,927
Sale of Young and Archer County properties	—	(99,891)
Settlement of asset retirement obligations	—	(15,768)
Ending asset retirement obligations	$463,814	$3,161,810

(1)	2014 – ARO of Woodson County, Kansas properties acquired on April 10, 2014.
2013 – ARO of Archer and Young County, Texas, properties acquired in the Acquisition.
(2)	ARO of Texas and Louisiana properties

During the year ended December 31, 2014, the Company’s ownership status in TNRH changed from controlling to non-controlling, and the Company adopted the cost method of accounting for its investment in TNRH, deconsolidating the financial statements of TNRH from that of the Company, before the Company sold the remainder of its interest in TNRH.  Also, during the year ended December 31, 2014, the Company purchased developed leasehold in Woodson County, Kansas, and assumed the liability to plug and abandon wells from the seller.

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

NOTE 9 – INCOME TAXES

The components of the income tax provision (benefit) for each of the periods presented below are as follows:

	Year Ended December 31,
	2014	2013
Current	$451,465	$2,180
Deferred	1,863,754	(1,768,320)
Total	$2,315,219	$(1,766,140)

The effective income tax expense differed from the computed “expected” federal income tax expense on earnings before income taxes for the following reasons:

	Year Ended December 31,
	2014	2013
Computed federal income tax provision	$1,313,584	$(4,466,208)
Nondeductible expenses and nontaxable income	1,173	2,905,046
State income taxes (net of federal benefit)	269,223	(159,296)
Increase in valuation allowance	853,638	–
Other	(122,399)	(45,683)
Total	$2,315,219	$(1,766,140)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Components of our deferred income taxes as of December 31, 2014 and 2013 are as follows:

	December 31,
Current Deferred Tax Assets/(Liabilities)	2014	2013
Imputed interest	$6,025	$6,025
Derivatives	—	—
Valuation allowance	(1,282)	94,581
Net current deferred tax assets/(liabilities)	$4,743	$100,606

	December 31,
Noncurrent Deferred Tax Assets/(Liabilities)	2014	2013
Difference in depreciation, depletion, and capitalization methods – oil and natural gas properties	$1,251,753	$1,481,806
Net operating losses	1,439,435	2,497,935
Share based compensation	1,052,069	988,341
Derivatives	21,513	—
Tax credits	128,659	—
Debt discount	—	149,622
Capitalized merger costs	522,202	385,284
Other	28	—
Valuation allowance	(816,069)	—
Total noncurrent deferred tax asset	$3,599,590	$5,502,988

Difference in depreciation, depletion, and intangible drilling costs - oil and natural gas properties	$(3,604,333)	$(3,685,274)
Other	—	(18,279)
Total noncurrent deferred tax liabilities	$(3,604,333)	$(3,703,553)

Net deferred tax asset/(liability)	$—	$1,900,041

The Company has US net operating loss carry forwards of approximately $3.8 million which begin to expire in 2029.

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

In 2011, the Company achieved positive earnings, primarily due to the Company’s successful acquisition of Tchefuncte Natural Resources LLC. Based on the weight of available objective evidence, management believed that it was more likely than not that its deferred tax asset would be realized.  Accordingly, the Company eliminated its valuation allowance in 2011.  The benefit from the reduction was recorded as a tax benefit in accordance with accounting standards for income taxes. During the year ended December 31, 2014, falling commodity prices and the Company’s inability to replace the revenues associated with the controlling interest in TNRH which the Company sold, management determined that it is less likely than not, in the current commodity pricing environment and without acquiring new reserves that would be economically feasible to purchase and produce, that its deferred tax asset would be realized.  Accordingly, the Company reestablished its valuation allowance at December 31, 2014.

The Company recognizes the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ended December 31, 2014 and 2013. There were no interest and penalties related to unrecognized tax positions for the years ended December 31, 2014 and 2013. The tax years subject to examination by tax jurisdictions in the United States are 2010 through 2014.

As of December 31, 2014, the Company recorded a net valuation allowance of $816,069 for net deferred tax assets of $0.  As of December 31, 2013, the Company recorded deferred tax assets, net of deferred tax liabilities $1,900,041.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The Company leases its corporate office in Dallas, Texas, at monthly rental amount of $7,390. The Dallas office subleases a portion of its square footage. In addition, the Company leased a field office in Covington, Louisiana, and a residence to house crews at Lake Hermitage field in Louisiana at monthly rental amounts of $6,852 and $1,800, respectively, through March 31, 2014, as well as office space in California on a month-to-month basis at a monthly rental of $930 through April 2014.  The Dallas office lease expires on June 30, 2015.  During the year ended December 31, 2014, the Company paid rent totaling $76,215 (net of reimbursement from sublessee), $21,533, $3,720, and $7,200 for its Dallas, Covington, and California offices and Lake Hermitage residence, respectively.

The Company also leased, through March 31, 2014, four trucks used in its field operations in Louisiana.  The leases for these trucks qualified as operating leases.  During the year ended December 31, 2014, the Company made total payments of $6,050 for the trucks.

The Company also leased a copier at monthly rental of $299 through March 31, 2014, for its Covington, Louisiana, office.  During the year ended December 31, 2014, the Company paid $897 in rental for the copier.

During 2014, the Company’s rental expense was $128,080 for all operating leases.

During 2013, the Company’s rental expense was $213,936 for all operating leases.

Information regarding all the Company’s contractual lease obligations, at December 31, 2014, is set forth in the following table.

Operating
Leases

2015	$51,730
2016	—
2017 and thereafter	—
Total	$51,730

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

Liens

In connection with the drilling of our Bear Creek #1 well, the Company has unpaid invoices payable to vendors of $2,024,721 of which $1,955,304 are reflected in Accounts Payable – Trade and $69,417 in Accrued Expenses on our consolidated balance sheets as of December 31, 2014.  Of these, three vendors have recorded liens against our Bear Creek #1 wellbore in the amount of $1,015,898.  Interest at 18% per annum was included with one lien filing and is reflected in accrued expenses on our consolidated balances sheets and as interest expense on our consolidated statements of operations in the amount of $27,541.

NOTE 11 – EQUITY

Common Stock

The following table shows the Company’s common stock activities for the year ended December 31, 2014:

Common
Shares
Issued

Shares issued as compensation to a consultant	75,000

Total shares issued during the year ended December 31, 2014	75,000

The following table shows the Company’s common stock activities for the year ended December 31, 2013:

Common
Shares
Issued

Shares issued in Acquisition	21,094,633
Adjustment to Mesa Energy Holdings, Inc. common shares in Acquisition	(50,598,286)
Shares issued in conjunction with issuance of debt (See Note 7)	639,998
Shares issued as compensation (See Note 12) (1)	563,651

Total change in common shares for the year ended December 31, 2013	(28,300,004)

(1)
Restricted common stock with fair value of $380,515 which vested pursuant to grants awarded in 2013 to employees pursuant to our 2012 Long-term Incentive Plan (“2012 Incentive Plan”) (108,000 shares) and to consultants (455,651 shares).  Fair value was determined by multiplying the number of shares granted by the closing price of the Company’s common stock on the date of grant.

Warrants

The following table summarizes the Company’s warrant activities for the year ended December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding and exercisable at December 31, 2012	200,000	1.00	2.5 years	—
Assumed under Armada acquisition (See Note 3)	7,414,787	3.25	2.3 years	—
Modified	639,998	0.75	3.2 years	—
Granted	473,333	0.75	3.2 years	—
Exercised	—
Cancelled/expired	(1,174,785)	1.25	—	—
Outstanding at December 31, 2013	7,553,333	$1.96	3.2 years	$—
Granted	400,000	0.30	4.4 years	—
Exercised	—	—	—	—
Cancelled/Expired	—	—	—	—
Outstanding at December 31, 2014	7,953,333	$1.84	3.3 years	$—

Exercisable at December 31, 2014	7,953,333	$1.84	3.3 years	$—

During the year ended December 31, 2014, the exercise price of warrants issued to James J. Cerna, Jr., a member of our board of directors, and two others was reduced from $0.75 to $0.30 in exchange for agreeing to extend the maturity of notes payable to them from May 30, 2014, to May 30, 2015, see NOTE 7.  The reduction in the exercise price resulted in $8,280 of additional cost recognized as deferred financing costs of which $5,003 was recognized as interest expense through September 30, 2014.  In addition, 400,000 warrants were issued to two note holders (not including James J. Cerna, Jr.) whose exercise price had been modified in exchange for their agreement to the note extension.  The fair value of those warrants was determined through a Black Scholes model to be $76,948, which was charged to deferred financing costs as a cost associated with financing debt of which $46,494 was amortized to interest expense.

During the year ended December 31, 2013, 1,174,785 of Series A Warrants with an exercise price of $1.25 expired.

Assumptions used in determining the fair values of the additional warrants issued were as follows:

2014
Weighted average grant date fair value	$0.20
Discount rate	1.56%
Expected life (in years)	5.0
Weighted average volatility	191.29%
Expected dividends	$—

During the year ended December 31, 2013, pursuant to the Offering Modification (NOTE 5), eight investors who in October and November 2012 contributed $720,000 in the aggregate to participate in an offering of securities comprising 800,002 shares of common stock and warrants to purchase an equal number of shares of common stock at $1.25 per share were granted an additional 639,998 shares and warrants to purchase an equal number of shares of common stock at $0.75 per share. In addition, the exercise price of $1.25 per share of the initially granted warrants was reduced to $0.75 per share.  As a result of the Offering Modification the fair value of the common shares was reduced by $112,063 from $477,192 to $365,039.  The fair value of the warrants was increased by $177,902 from $177,059 to $354,961.  The changes in fair value were recognized in Additional Paid-In Capital, with a loss on the modification of $65,749 recognized in Other Income.

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

NOTE 12 – SHARE-BASED COMPENSATION

Stock Options

The Board of Directors of the Company previously adopted the 2012 Incentive Plan which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors of the Company and its subsidiaries.

The following table summarizes the Company’s stock option activities for the years ended December 31, 2014 and 2013:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value

Outstanding at December 31, 2012	1,138,800	0.76	3.1 years
Assumed under Armada acquisition (See Note 3)	1,064,000	1.06	0.0 years	—
Granted (1)	2,052,000	0.39	3.1 years	—
Exercised	—	—	—	—
Cancelled/Expired/Forfeited (2)	(1,452,800)	—	—	—
Outstanding at December 31, 2013	2,802,000	0.41	2.9 years	$—
Granted	900,000	0.22	4.1 years	—
Exercised	—	—	—	—
Cancelled/Expired/Forfeited	(100,000)	—	—	—
Outstanding at December 31, 2014	3,602,000	0.37	3.8 years	$—

Exercisable at December 31, 2014	3,197,000	$0.38	3.1 years	$—

(1)	Comprises 240,000 shares of restricted stock grant converted to options on March 20, 2013, 1,720,000 options granted to directors, and 92,000 options granted to employees.
(2)
Comprises 119,200 of expired options, 942,000 of forfeited unvested options previously granted to former officers and directors prior to the Armada Acquisition, 91,600 of forfeited vested and unvested options previously granted to employees, and 300,000 granted to directors which were cancelled and replace by new option grants,

During the year ended December 31, 2014, options to purchase 900,000 shares of the Company’s common stock were granted to the Company’s employees and directors.  These options had a grant date fair value of $186,636.

During the year ended December 31, 2013, options to purchase 2,052,000 shares of the Company’s common stock were granted to the Company’s employees and directors.  These options had a grant date fair value of $697,461.

The following tables summarize the values from and assumptions for the Black-Scholes option pricing model for stock options granted during the years ended December 31, 2014 and 2013:

2014
Weighted average grant date fair value	$0.21
Weighted average risk-free interest rate	0.93%
Expected life (in years)	5.0
Weighted average volatility	168.7%
Expected dividends	$-

2013
Weighted average grant date fair value	$0.34
Weighted average risk-free interest rate	0.49%
Expected life (in years)	4.8
Weighted average volatility	158.8%
Expected dividends	$-

Share-based compensation expense of $147,962 and $682,272 related to stock options was recognized for 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company had $56,088 and $44,756 of unrecognized share-based compensation related to stock options remaining to be amortized. No stock options were exercised during 2014 and 2013.

Restricted Stock

The following table summarizes the Company’s restricted stock activity for the years ended December 31, 2014 and 2013:

Shares
Unvested Restricted Shares at December 31, 2012	870,000
Granted	455,651
Vested	(563,651)
Cancelled (1)	(240,000)
Unvested Restricted Shares at December 31, 2013	—
Granted	75,000
Vested	(75,000)
Forfeited	—
Unvested Restricted Shares at December 31, 2014	—

(1) Includes 240,000 shares of restricted stock grant converted to options on March 20, 2013

During the year ended December 31, 2014, the Company issued 75,000 shares of restricted stock to a consultant in exchange for services, all of which vested in 2014.  The fair value of this restricted stock grant was $15,000.

During the year ended December 31, 2013, the Company issued 455,651 shares of restricted stock to consultants which vested in 2013.  The fair value of restricted stock issued to consultants was $344,875, of which $325,000 was allocated to the purchase price of the Acquisition and not recognized in expense.

The Company had, at December 31, 2014 and 2013 no unrecognized compensation expense related to outstanding restricted stock. Share-based compensation related to restricted stock grants of $15,000 and $55,550 was recognized in the years ended December 31, 2014 and 2013, respectively.  The Company also recorded share-based compensation for 392,474 shares valued at $43,065 for stock grants payable to a consultant for services, these shares were issued in January 2015, see Note 13.

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Restricted Common Stock to a Consultant in Exchange for Services

On January 22, 2015, we issued 500,000 shares (which includes the 392,474 shares accrued at December 31, 2014) of our restricted common stock with a fair value of $51,667 (which includes the stock payable of $43,065 at December 31, 2014) to a consultant in exchange for services.

Amendment to Loan Agreement with Prosperity Bank

On March 5, 2015, the Company entered into the Seventh Amendment to Loan Agreement with Prosperity Bank (“7th Amendment”) by which:

•	The revolving loan underlying the Credit Facility was converted to a term loan in the principal amount of $3,472,693
•	No further advances will be made by Prosperity Bank and no further Letters of Credit will be issued under the Loan Agreement
•	The description of the collateral for the loan is amended to be oil and gas properties in Woodson County, Kansas,
•	Prosperity Bank will no longer calculate a Borrowing Base
•	The Company must continue to comply with the reporting requirements of the Loan Agreement
•	Section 8 of the Loan Agreement which sets forth financial covenants has been deleted in its entirety
•	Violations of financial covenants occurring on or before March 5, 2015, are waived by Prosperity Bank
•	The Company is required to pay an origination fee of $8,682
•	The Company executed and delivered to Prosperity Bank a Term Promissory Note under the following terms:
o	Maturity date – March 5, 2016
o	Interest rate – the lesser of the Prime Rate in effect from day to day plus one percent with a floor of 5.75% and a ceiling of the Maximum Rate
▪	The Prime Rate is the rate of interest then most recently established by The Wall Street Journal computed on the basis of a 360-day year
▪	The Maximum Rate is the maximum rate of interest which can be charged under applicable law on the Term Promissory Note

Payment terms under the Term Promissory Note are:

•	Interest is due and payable monthly through September 5, 2015
•	Beginning October 5, 2015, and continuing monthly until the term of the Term Promissory Note, principal payments of $50,000 each plus accrued and unpaid interest, are due and payable.

Deferral of our CEO’s Salary

Effective March 16, 2015, Randy M. Griffin, our President and Chief Executive Officer, has elected to defer his salary until such time as the Company’s revenue and cash position will support the payment of his salary.  The Company will accrue his deferred salary.

NOTE 14 – SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT, AND PRODUCTION ACTIVITIES (UNAUDITED)

The Company’s oil and gas properties and proved reserves are located in the United States.

Capital Costs

Capitalized costs and accumulated depletion relating to the Company’s oil and gas producing activities as of December 31, 2014 and 2013 are summarized below:

	2014	2013

Undeveloped properties not subject to amortization	$9,961,003	$10,653,825
Proved properties subject to amortization	6,634,710	12,660,155
Exploratory well capitalized as work-in-progress	3,966,666	—
Accumulated depreciation, depletion and amortization	(299,618)	(4,967,452)
Net capitalized costs	$20,262,761	$18,346,528

Acquisition, Exploration, and Development Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities for the years ended December 31, 2014 and 2013 are summarized below:

	2014	2013

Proved acreage	$6,290,820	$151,421
Undeveloped acreage	37,540	9,952,637
Development costs	872,578	1,484,542
Exploration expense	3,966,666	284,275
Total	$11,167,604	$11,872,875

Results of Operations

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues from production:
Sales of oil and gas production	$3,137,327	$531,534	$410,260	$322,022

Net losses from disposition of oil and gas properties	—	—	420,425	118,823

Production Expenses:
Oil and gas operating expense	1,837,150	62,042	122,976	138,476
Exploration expenses	159,529	7,895	31,472	33,116
Depreciation, depletion, and amortization	249,261	68,166	55,603	175,849

Results of operations before income tax expense:	$891,387	$393,431	$(220,216)	$(144,242)
Income tax benefit (expense)	(303,072)	(133,767)	74,873	49,042
Results of operations	$588,315	$259,664	$(145,343)	$(95,200)

Results of operations for producing activities comprise all activities associated with our exploration for and production of oil and gas.  Net revenues from production include only the revenues from the production and sale of natural gas, oil, and NGLs. Gains (losses) on property dispositions represent net gains or losses on sales of oil and gas properties.  Production costs are those incurred to operate and maintain wells and related equipment and facilities used in oil and gas operations. Exploration expenses include dry hole expenses, leasehold impairments, geological and geophysical expenses, and the costs of retaining unproved leaseholds. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include depreciation, depletion, and amortization allowances. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

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

The reserve estimates set forth below were prepared by third party engineering firms using reserve definitions and pricing requirements prescribed by the SEC. KLH Consulting (“KLH”) prepared our reserves report of January 1, 2015.  KLH is an independent consultant, does not own any interest in the Company’s properties, and is not engaged contingent upon the value of the Company’s properties.  KLH prepared reserves estimates for our Kansas properties by performance methods, volumetric methods, analogy, or a combination of methods.  Performance methods generally included decline-curve analysis and material balance analysis where representative data was available.  Volumetric estimates generally included a combination of geological and engineering interpretations, while analogy methods included reserve estimates from historical performance of similar wells and reservoirs in the field or nearby fields. The data utilized were furnished to KLH by the Company or obtained from public data sources.  KLH is a professional engineering firm specializing in the technical and financial evaluation of oil and gas assets.

Estimated quantities of oil and natural gas reserves

The following table sets forth certain data pertaining to changes in reserve quantities of the proved, proved developed, and proved undeveloped reserves for the years ended December 31, 2014 and 2013.

	December 31,
	2014		2013
	Crude Oil	Natural Gas	Crude Oil	Natural Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
TOTAL PROVED RESERVES
Beginning of year	3,121,020	12,681,370	2,140,200	5,562,884
Purchases of minerals in place	556,118	—	—	—
Sales of minerals in place	(3,095,403)	(12,585,462)
Extensions and discoveries	—	—	1,103,008	6,141,036
Revisions of previous estimates	80,000	—	(22,062)	1,433,563
Production	(40,227)	(95,908)	(100,126)	(456,113)
End of period	621,508	—	3,121,020	12,681,370

PROVED DEVELOPED RESERVES
Proved developed producing	308,168	—	644,840	2,857,980
Proved developed nonproducing	—	—	175,230	2,322,200
End of period	308,168	—	820,070	5,180,180
Total proved undeveloped	313,340	—	2,300,950	7,501,190

The standardized measure of discounted future net cash flows relating to the proved oil and gas reserves is computed using average first-day-of the-month prices for oil and gas during the 12-month periods ended December 31, 2014 and 2013 (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated related future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated), and assuming continuation of existing economic conditions.

Future income tax expenses give effect to permanent differences and tax credits but do not reflect the impact of continuing operations including property acquisitions and exploration. The estimated future cash flows are then discounted using a rate of ten percent a year to reflect the estimated timing of the future cash flows.

Standardized measure of discounted future net cash flows

Our reserves are associated with properties owned by Armada Midcontinent, LLC in Woodson County, Kansas.

The standardized measure of discounted future net cash flows relating to the proved crude oil and natural gas reserves as of December 31, 2014 and 2013 is presented below.

Net cash flows at December 31,	2014	2013

Future cash inflows	$55,195,631	$380,215,130
Future production costs	(19,374,419)	(110,045,029)
Future development costs	(1,680,000)	(50,633,990)
Future income tax expense	(7,877,426)	(71,519,884)
Future net cash flows	26,263,786	148,016,227
10% annual discount for estimated timing of cash flow	(16,305,939)	(57,972,758)
Standard measure of discounted future net cash flows related to proved reserves	$9,957,847	$90,043,469

The principal sources of changes in the standardized measure of the future net cash flows for the years ended December 31, 2014 and 2013 are:

	2014	2013
Balance, beginning of period	$90,043,469	$65,797,638
Sales and transfers of oil and gas produced during the period	(2,228,994)	(4,839,930)
Sales of minerals in place	(170,087,342)	—
Purchases of minerals in place	11,700,316	—
Net change in sales price, net of production costs	(3,122,215)	(11,857,860)
Net changes due to extensions and discoveries	—	69,652,153
Changes in estimated future development costs	43,624,923	(14,086,502)
Previously estimated development costs incurred during the period	872,578	(1,148,091)
Net change due to revisions in quantity estimates	1,683,141	7,103,228
Other	(8,483,111)	(15,902,254)
Accretion of discount	1,246,281	9,926,350
Net change in income tax	44,708,801	(14,601,263)
Balance, end of period	$9,957,847	$90,043,469